Form 10-K
period 2010-10-31
FITWAYVITAMINS, INC.
filed 2011-01-18
CIK 1481056

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: October 31, 2010

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to __________________

Commission File Number 333-164577

FITWAYVITAMINS, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-0938396
State or other jurisdiction of incorporation or organization	(IRS Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 775-321-8227

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of January 17, 2010, the registrant had 10,285,205 shares issued and outstanding and the aggregate value of voting and no-voting common equity held by non-affiliates was $8,556.

PART II

PART III

PART IV

Item 15	Exhibits and Financial Statement Schedules	22

PART I

Item 1. Business

Overview

On September 10, 2009, Mrs. Margret Wessels, president and sole director, incorporated the Company in the State of Nevada and established a fiscal year end of October 31. Fitwayvitamins, Inc. is a development-stage company that intends to sell its sports nutrition products through its website.

The Company has not yet implemented its business model and to date has generated no revenues.

The Company intends to provide its own brand of nutritional supplements and vitamins to its customers. Fitwayvitamins plans on targeting its marketing efforts to a broad base of customers whose interest is on health and wellness.

The Company intends to hire consultants to develop its logo, its product package design, its website development and hire professional service for lab analysis of its planned products. In addition, the Company plans to enter into a supply and manufacturing agreement with African Dynamics Group to facilitate the manufacture and supply of the Company’s planned products.

The Company plans to introduce four initial products in its first twelve months of planned operation: 1) a pure whey protein powder, 2) a whey protein powder and a meal supplement with 8gr of carbohydrates and 16gr of whey protein, 3) nutritional chocolate bars with whey protein, carbohydrates and vitamins infused and 4) cookies containing whey protein powder, amino acids and multi vitamins.

After we generate income from our sports nutrition products, management intends to add vitamin and mineral products to our product line. We intend to obtain additional products from low cost suppliers in China and India and nationally known suppliers like; Twin Laboratories, Inc. and Natrol, Inc.

Plan of Operations

The Company is attempting to raise capital and begin its operations. If we are unable to complete any phase of our planned operations because we don’t have enough money, we will cease any of our planned operations until we raise sufficient funding.  Attempting to raise capital after failing in any of our planned operations would be difficult.  As such, if we cannot secure additional proceeds we will have to cease operations. If we have to reduce or cease our business activities due to lack of funding we have no plans to engage in any other business or enterprise.

We have three planned phases to our operations over the next twelve months.

For the first phase of our operations the Company plans to introduce our first product, a pure whey protein powder and to hire consultants to develop the Company’s logo, its product package design, its website development, hire professional service for lab analysis of its planned products and to enter into a supply and manufacturing agreement with African Dynamics Group  as the Company will retain consultants to develop its logo, its product package design, its website development and hire professional service for lab analysis of its planned initial products. From cost estimates from these consultants, the Company has budgeted, $8,000 for lab analysis of its planned products, $10,000 for logo development, $30,000 for package design, package production, $6,000 for website development and $500 for website hosting. In addition, the Company has budgeted $1,500 for online advertising and $15,000 for business travel.

For the second phase of our development we intend to increase our online advertising estimated to cost an additional $2,000 to compliment the introduction of three additional products; a whey protein powder and a meal supplement with 8gr of carbohydrates and 16gr of whey protein, nutritional chocolate bars with whey protein, carbohydrates and vitamins infused and cookies containing whey protein powder, amino acids and multi vitamins. We plan to participate in trade shows or health expos in North America talking about health, wellness and nutrition throughout the U.S.A. We plan to have an exposition booth in these shows. Total cost for attending trade shows or health expos is estimated at $10,000.

The third phase of our development is to extend our brand awareness by expanding our marketing efforts to other media venues such as the home shopping network, estimated to cost $28,000.

We do not expect to purchase or sell plant or significant equipment in the next twelve months.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We do not own any real estate or other properties and have not entered into any long term lease or rental agreements for property. Our business office is located at 112 North Curry Street Carson City, Nevada 89703, our telephone number is 775-321-8227 and our fax number is (775) 306-0030. Management believes that its present office facilities are sufficient to accommodate our business requirements up to and until such time that we begin operations.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge no such proceedings are threatened or contemplated by any party.

No director, officer, or affiliate of the issuer and no owner of record or beneficiary of more than 5% of the securities of the issuer, or any security holder is a party adverse to the small business issuer or has a material interest adverse to the small business issuer.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities

The Company’s common shares are currently quoted on the OTC exchange under the symbol FTWV.
As of October 31, 2010, the Company had thirty-one (31) active shareholders of record. The Company has not paid cash dividends and has no outstanding options or warrants.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

This report contains forward looking statements relating to our current view of future economic performance,  the plans and objectives of management for future operations, projections of revenue  mix  and  other financial items that are  based on the beliefs of, as well as assumptions made  by  and  information currently  known  to,  our  management.  The words "expects, intends, believes, anticipates, may, could, should" and similar expressions and variations thereof are intended to identify forward-looking statements.  The cautionary statements set forth in this section are intended to emphasize that actual results may differ materially from those contained in any forward looking statement.

Our auditor’s report on our October 31, 2010 financial statements expresses an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Since our sole director may be unwilling or unable to loan or advance us additional capital, we believe that if we do not raise additional capital over the next 12 months, we may be required to suspend or cease the implementation of our business plans. See “October 31, 2010 Audited Financial Statements - Auditors Report.”

As the company has been issued an opinion by its auditors that substantial doubt exists as to whether the company can continue as a going concern, it may be difficult for the company to attract investors.

At the present time, we have not been able to raise any additional cash to support our planned operations. If we are unable to raise the cash needed to support our operations, we will either suspend product development and marketing activities until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months. We will require additional funds prior to such time and the Company will seek to obtain theses funds by selling additional capital through private equity placements, debt or other sources of financing. If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our planned operations, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favourable terms, if at all.

Over the next twelve months, the Company plans to introduce four initial products: 1) a pure whey protein powder, 2) a whey protein powder and a meal supplement with 8gr of carbohydrates and 16gr of whey protein, 3) nutritional chocolate bars with whey protein, carbohydrates and vitamins infused and 4) cookies containing whey protein powder, amino acids and multi vitamins.

There is no historical financial information about us upon which to base an evaluation of our performance.  We are a development stage company and have not generated any revenues from activities.  We cannot guarantee that we will be successful in our planned business activities.  Our business is subject to risks inherent to a new business enterprise including limited capital resources, possible delays in the development of our products and possible cost overruns due to cost increases.

We did not earn any revenues during the fiscal year ending October 31, 2010.  During the fiscal year ending October 31, 2010 we incurred operating expenses of $30,266 that comprised of professional fees in the amount of $23,750 and office and administrative expenses of $6,516.  Since inception the Company has incurred operating expenses of $37,678.

Off Balance Sheet Arrangements

As of the date of this Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $24,300 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,000 over this same period. Our officer and director, Ms. Wessels has undertaken to provide the Company with initial operating capital to sustain our business as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data

FITWAYVITAMINS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2010

AUDITED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Fitwayvitamins, Inc.
(A Development Stage Company)
112 North Curry Street Carson City, Nevada 89703

We have audited the accompanying balance sheets of Fitwayvitamins, Inc. (A Development Stage Company) as of October 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2010 and 2009 and from inception (September 10, 2009) to October 31, 2010. Fitwayvitamins, Inc management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fitwayvitamins, Inc. (A Development Stage Company) as of October 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended October 31, 2010 and 2009 and from inception (September 10, 2009) to October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
January 14, 2011

FITWAYVITAMINS, INC.
(A Development Stage Company)

BALANCE SHEETS
Audited

	As of	As of
	October 31, 2010	October 31, 2009
	(Audited)	(Audited)

ASSETS

CURRENT ASSETS
Cash	$2,535	$9,990
Total current assets	2,535	9,990
TOTAL ASSETS	$2,535	$9,990

LIABILITIES AND STOCKHOLDERS EQUITY’

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,303	$6,000
Due to related party (Note 5)	6,354	1,402
Total current liabilities	$21,657	$7,402

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized
75,000,000 shares of common stock, $0.001 par value,
Issued and outstanding
10,285,205 shares of common stock(10,000,000 at October 31, 2009)	10,285	10,000
Additional Paid in Capital	8,271	-
Deficit accumulated during the exploration stage	(37,678)	(7,412)
Total stockholder’s equity (deficit)	$(19,122)	$2,588
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$2,535	$9,990

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the year ended October 31, 2010 (Audited)	From inception (September 10, 2009) to October 31, 2009 (Audited)		Cumulative esults of operations from Inception (September 10, 2009) to October 31, 2010 (Audited)

EXPENSES

Office and general	$(6,516)	$	(1,412)	$(7,928)
Professional fees	(23,750)		(6,000)	(29,750)
TOTAL EXPENSES	(30,266)		(7,412)	(37,678)

NET LOSS	$(30,266)		$(7,412)	$(37,678)
BASIC NET LOSS PER COMMON SHARE	$0.00		$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	10,052,353		10,000,000

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (SEPTEMBER 10, 2009) TO OCTOBER 31, 2010

(AUDITED)

	Common Stock
	Number of shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Common stock issued for cash at $0.001 per share
- October 7, 2009	10,000,000	$10,000	$-	$-	$10,000

Net Loss on October 31, 2009	-	-	-	(7,412)	(7,412)

Balance, October 31, 2009	10,000,000	10,000	-	(7,412)	2,588

Common stock issued for cash at $0.03 per share – August 26, 2010	285,205	285	8,271		8,556

Net Loss on October 31, 2010	-	-	-	(30,266)	(30,266)

Balance, October 31, 2010	10,285,205	10,285	8,271	(37,678)	(19,122)

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the year ended October 31, 2010 (Audited)	From inception (September 10, 2009) to October 31, 2009 (Audited)	From Inception (September 10, 2009) to October 31, 2010 (Audited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,266)	$(7,412)	$(37,678)
Adjustment to reconcile net loss to net cash used in operating activities
Increase in accrued expenses	9,303	6,000	15,303

NET CASH USED IN OPERATING ACTIVITIES	(20,963)	(1,412)	(22,375)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to Related Party	4,952	1,402	6,354
Proceeds from sale of common stock	8,556	10,000	18,556

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,508	11,402	24,910

NET INCREASE (DECREASE) IN CASH	(7,455)	9,990	2,535

CASH, BEGINNING OF PERIOD	9,990	-	-

CASH, END OF PERIOD	$2,535	$9,990	$2,535

Supplemental cash flow information and non cash financing activities:
Cash paid for:

Interest	$-	$-
Income taxes	$-	$-

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

FitwayVitamins, Inc. (“Company”) is in the initial development stage and has incurred losses since inception totaling ($37,678).  The Company was incorporated on September 10, 2009 in the State of Nevada and established a fiscal year end at October 31.  The Company is a development stage company as defined in FASB ASC 915-10, “Development Stage Entities”, organized to supply vitamin supplements.  All activities of the Company to date relate to its organization, initial funding and share issuances.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The financial statements present the balance sheet, statements of operations, stockholder’s equity and cash flows of the Company. These financial statements are presented in United States dollars and have been prepared in accordance with accounting principles generally accepted in the United States.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash and cash equivalents.

Use of Estimates and Assumptions
Preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect certain reported amounts and disclosures.  Accordingly, actual results could differ from those estimates.

Income Taxes
The Company follows the liability method of accounting for income taxes in accordance with FASB ASC 740-10 “Income Taxes”.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Net Loss per Share
Basic loss per share includes no dilution and is computed by dividing loss available to common stockholders by the weighted average number of common shares outstanding for the period.  Dilutive loss per share reflects the potential dilution of securities that could share in the losses of the Company.  Because the Company does not have any potentially dilutive securities, the accompanying presentation is only of basic loss per share.

Stock-based Compensation
The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

Share Based Expenses
In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB ASC 718-10, “Compensation- Stock Compensation.” This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements.  The Company adopted FASB ASC 718-10 upon creation of the company and expenses share based costs in the period incurred.

Going concern
The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company does not have material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs giving substantial doubt for it to continue as a going concern.  The Company has a deficit accumulated since inception (September 10, 2009) through October 31, 2010 of ($37,678).  The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

The ability of the Company to continue as a going concern is dependent on raising capital to fund its business plan and ultimately to attain profitable operations.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.  The Company is funding its initial operations by way of issuing Founder’s shares.   As of October 31, 2010, the Company had issued 10,000,000 Founder’s shares at $0.001 per share for net funds to the Company of $10,000 and 285,205 shares at $0.03 for $8,556.

Fair Value of Financial Instruments
In accordance with the requirements of FASB ASC 810-05, “Fair Value Measurement and Disclosure,” the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies.  The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.001 per share.  No preferred shares have been authorized or issued.

On October 7, 2009, a director of the Company purchased 10,000,000 shares of the common stock in the Company at $0.001 per share for $10,000.

On August 36, 2010 285,205 shares were issued at $0.03 per share for $8,556.

As of October 31, 2010, the Company has not granted any stock options or warrants and has not recorded any stock-based compensation.

NOTE 4 – INCOME TAXES

As of October 31, 2010, and 2009 the Company had net operating loss carry forwards of $37,678 and $7,412 that may be available to reduce future years’ taxable income through 2029. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows at October 31, 2010

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$37,678	7,412

Total deferred tax assets	13,187	2,595

Less: valuation allowance	(13,187)	(2,595)

Net deferred tax assets	$-	-

The valuation allowance for deferred tax assets as of October 31, 2010 and 2009 was $13,187 and $2,595. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of October 31, 2010.

Reconciliation between the statutory rate and the effective tax rate is as follows at October 31, 2010:

2009
Federal statutory tax rate	(35.0)%
Permanent difference and other	35.0%

Effective tax rate	-%

NOTE 5 – RELATED PARTY TRANSACTION

As of October 31, 2010 and 2009, the Company received advances from a Director in the amount of $6,354 and $1,402 to pay for incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through October 31, 2010, the date which the financial statements were available to be issued. Effective December 31, 2010, the Company changed its fiscal year end from October 31 to June 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Our auditors are the firm of De Joya Griffith and Company LLC, CPAs operating from their offices in Henderson, NV.  The Company engaged the auditors as of October 14, 2009.  There have not been any disagreements with our accountants on accounting, financial disclosure or any other matter.

Item 9A.  Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of October 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (4) ineffective controls over period end financial disclosure and reporting processes and (5) Company funds received in sale of registered shares that were transferred in the personal account of the CEO Margret Wessels instead of Bank account of the Company . The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of October 31, 2010 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3), (4) and (5) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. (iii) Opening of Company Bank account with any financial institution as decided by the board.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Item 9A.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the small business issuer's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

Identification of Directors and Executive Officers

Name	Age	Term Served	Title
Margret Wessels	70	Since inception	President, President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director.

Our director holds office until the next annual meeting of shareholders and the election and qualification of their successors. Directors receive no compensation for serving on the board of directors other than the reimbursement of reasonable expenses incurred in attending meetings.  Officers are appointed by the board of directors and serve at the discretion of the board.

Officer and Director Background:

Margret Wessels, President, Director

Ms. Wessels has served as our sole executive officer and director since inception. Ms. Wessels is 70 years of age has been retired since September 2004. During her retirement, Ms. Wessels’ principle business activities have been authoring a second edition of “Practical Guide to Facilitating Language Learning” published by Oxford University Press, South Africa and providing private student training and development.

Prior to her retirement, Ms. Wessels taught High School in South Africa for 15 years and was appointed as a lecturer at the Bloemfontein College of Education in 1978. In 1997, International Thomson Publishers published a didactics text book written by Mrs. Wessels. Oxford University Press, Southern Africa they published the Second Edition in 2007.  Ms. Wessels expects that the Third Edition will be published in January of 2011.  In 2001 Mrs. Wessels was appointed as a first Education Specialist in the Free State Department of Education. Mrs. Wessels has a BA (Honours) degree, a Licentiate in Speech and Drama, and a Higher Education Diploma.

Ms. Wessels is not a director of any other reporting company.

Significant Employees

The Company does not, at present, have any employees other than the current officer and director. We have not entered into any employment agreements, as we currently do not have any employees other than the current officer and director.

Family Relations

There are no family relationships among the Directors and Officers of Fitwayvitamins, Inc.

Involvement in Legal Proceedings

No executive Officer or Director of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of the Company is the subject of any pending legal proceedings.

No Executive Officer or Director of the Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

Item 11.   Executive Compensation

Our current executive officer and director has not and does not receive any compensation and has not received any restricted shares awards, options or any other payouts. As such, we have not included a Summary Compensation Table.

There are no current employment agreements between the Company and its executive officers or director. Our executive officer and director has agreed to work without remuneration until such time as we receive revenues that are sufficiently necessary to provide proper salaries to the officer and compensate the director for participation. Our executive officer and director has the responsibility of determining the timing of remuneration programs for key personnel based upon such factors as positive cash flow, share sales, product sales, estimated cash expenditures, accounts receivable, accounts payable, notes payable, and a cash balances.  At this time, management cannot accurately estimate when sufficient revenues will occur to implement this compensation, or the exact amount of compensation.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters

The Company stock is available for quotation on the OTCBB. As of October 31, 2010, there is no Hi/Low bid information. Effective January 6, 2011, the Company had thirty-one (31) shareholders of record.

The following table sets forth certain information with respect to the beneficial ownership of our common shares as it relates to our named director and executive officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Name and Position	Shares	Percent	Security
Margret Wessels President and Director	10,000,000	97.2%	Common

Officers and Directors as a Group	10,000,000	97.2%	Common

There were no grants of stock options since inception to October 31, 2010. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

The Board of Directors of the Company has not adopted a stock option plan. The company has no plans to adopt it but may choose to do so in the future. If such a plan is adopted, this may be administered by the board or a committee appointed by the board (the “Committee”). The committee would have the power to modify, extend or renew outstanding options and to authorize the grant of new options in substitution therefore, provided that any such action may not impair any rights under any option previously granted. The Company may develop an incentive based stock option plan for its officers and directors and may reserve up to 10% of its outstanding shares of common stock for that purpose.

The following table sets forth:

1.	All compensation plans previously approved by security holders; and
2.	All compensation plans not previously approved by security holders.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have NotVested ($)	Equity Incentive Plan Awards: Numberof Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Margret Wessels	-	-	-	-	-	-	-	-	-

Item 13.   Certain Relationships and Related Transactions and Director Independence

Currently, there are no contemplated transactions that the Company may enter into with our officer, director or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the Commission on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer and there is no assurance that the services to be provided by her will be available for any specific length of time in the future.  Ms. Wessels anticipates devoting fifteen hours per week to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

Item 14.   Principal Accountant Fees and Services

During the fiscal year ended October 31, 2010 we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended October 31, 2009. For review of our financial statements for the quarters ended April 30, 2010, we incurred approximately $2,965 in fees to our principal independent accountants for professional services.

During the fiscal year ended October 31, 2009, we did not incur any other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

Item 15.   Exhibits

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Description
3.1	Articles of Incorporation [1]
3.2	By-Laws of Fitwayvitamins, Inc. [2]
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

[1] Incorporated by reference from the Company’s S-1 filed with the Commission on January 29, 2010.

[2] Incorporated by reference from the Company’s S-1 filed with the Commission on January 29, 2010.

  * Included in Exhibit 31.1
** Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Fitwayvitamins, Inc

Dated: January 17, 2010	By:	/s/ Margret Wessels
Margret Wessels President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer