Form 10-Q
period 2010-12-31
FITWAYVITAMINS, INC.
filed 2011-02-04
CIK 1481056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM  10-Q

(Mark One)

☐  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended_____________________or

☒  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 01, 2010 to December 31, 2010

Commission File Number

FITWAYVITAMINS, INC.
(Exact name of registrant as specified in it’s charter)

Nevada	27-0938396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

112 North Curry Street Carson City, Nevada	89703
(Address of principal executive offices)	(Zip Code)

775-321-8227
(Registrant’s telephone number, including area code)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ YES ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES     ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reportingcompany. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ YES    ☐ NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court   ☐ YES      ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of January 31, 2011, Fitwayvitamins, Inc. had 10,285,205 shares of common stock issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

FITWAYVITAMINS, INC.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

December 31, 2010

UNAUDITED

FITWAYVITAMINS, INC.
(A Development Stage Company)

BALANCE SHEETS
Unaudited

	As of	As of
	December 31, 2010	October 30, 2010
		(Audited)

ASSETS

CURRENT ASSETS
Cash	$-	$2,535
Total current assets	-	2,535
TOTAL ASSETS	$-	$2,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,250	$15,303
Other liability	1,411	-
Due to related party (Note 3)	7,180	6,354
Total current liabilities	$22,841	$21,657

STOCKHOLDERS’ DEFICIT
Capital stock:
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
10,285,205 shares of common stock	1,029	1,029
Additional Paid in Capital	17,527	17,527
Deficit accumulated during the exploration stage	(41,397)	(37,678)
Total stockholders’ deficit	$(22,841)	$(19,122)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,535

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
Unaudited

	Two months Ended December 31, 2010	Two months Ended December 31, 2009	Cumulative results of operations from Inception (September 10, 2009) to December 31, 2010

EXPENSES

Office and general	$(219)	$-	$(8,147)
Professional fees	(3,500)	-	(33,250)
TOTAL EXPENSES	(3,719)	-	(41,397)

NET LOSS	$(3,719)	$-	$(41,397)
BASIC NET LOSS PER COMMON SHARE	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF BASIC COMMON SHARES OUTSTANDING	10,285,205	9,347,826

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ DEFICIT
FROM INCEPTION (SEPTEMBER 10, 2009) TO DECEMBER 31, 2010
(Unaudited)

	Common Stock		Additional Paid-in	Deficit Accumulated During the
	Number of shares	Amount	Capital	Exploration Stage	Total

Common stock issued for cash at $0.001 per share
- October 7, 2009	10,000,000	$1,000	$9,000	$-	$10,000

Net Loss for the year ended on October 31, 2009	-	-	-	(7,412)	(7,412)

Balance, October 31, 2009	10,000,000	1,000	9,000	(7,412)	2,588

Common stock issued for cash at $0.03 per share – August 26, 2010	285,205	29	8,527		8,556

Net Loss for the year ended on October 31, 2010	-	-	-	(30,266)	(30,266)

Balance, October 31, 2010	10,285,205	1,029	17,527	(37,678)	(19,122)

Net Loss for the two months ended on December 31, 2010	-	-	-	(3,719)	(3,719)

Balance, December 31, 2010	10,285,205	$1,029	$17,527	$(41,397)	$(22,841)

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

	Two months ended December 31, 2010	Two months ended December 31, 2009	From Inception (September 10, 2009) to December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,719)	$-	$(41,397)
Adjustment to reconcile net loss to net cash used in operating activities
Increase (decrease) in accounts payable and accrued expenses	(1,052)	(4,500)	14,250
Increase in other liability	1,411	-	1,411

NET CASH USED IN OPERATING ACTIVITIES	(3.360)	(4,500)	(25,736)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to Related Party	825	-	7,180
Proceeds from sale of common stock	-	-	18,556

NET CASH PROVIDED BY FINANCING ACTIVITIES	825	-	25,736

NET DECREASE IN CASH	(2,535)	(4,500)	-

CASH, BEGINNING OF PERIOD	2,535	9,990	-

CASH, END OF PERIOD	$-	$5,490	$-

Supplemental cash flow information and noncash financing activities: Cash paid for:

Interest	$-	$-

Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)
 NOTES TO THE CONDENSED UNAUDITED FINANCIAL STATEMENTS
December 31, 2010

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s October 31, 2010 audited financial statements.  The results of operations for the periods ended December 31, 2010 and the same period last year are not necessarily indicative of the operating results for the full years.

Effective December 31, 2010, the Company changed its fiscal year end from October 31 to June 30.

Below is a proforma basis presentation of the Operations Statement for the 3 months and 6 months to December 31, to reflect what would have been the position if the year-end change had been made at the beginning of the year.

	Three months ended December 31, 2010	Three months ended December 31, 2009	Six months ended December 31, 2010	Six months ended December 31, 2009	From inception (September 10, 2009) to December 31, 2010
REVENUE
Office and general	$522	$1,412	$5,952	$1,412	$8,447
Professional Fees	9,500	6,000	19,500	6,000	33,250
Total Expenses	$10,022	$7,412	$25,452	$7,412	$41,397
NET LOSS	$(10,022)	$(7,412)	$(25,452)	$(7,412)	$(41,397)
Basis net loss per common share	$0.00	$0.00	$0.00	$0.00

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amount and classification of liabilities that might result from this uncertainty.

NOTE 3 – RELATED PARTY TRANSACTION
As of December 31, 2010 and October 31, 2010, the Company received advances from a Director in the amount of $7,180 and $6,354 to pay for day to day expenses and incorporation costs. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

NOTE 4 – RECLASSIFICATION OF COMMON STOCK

The financial statements and related data in the 10K filed for the period ended October 31, 2010 originally presented the common stock at $0.001 par value. The par value was shown in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”)  on January 18, 2011 as $0.001 per share, when, in fact it is $0.0001 per share. The par value was not in accordance with the Articles of Incorporation of the Company. The Company noted the error in the current period and has reclassified the common stock and additional paid in capital to correctly reflect the $0.0001 par value of the common stock.  It is management’s decision not to restate the 10K as there is no change in the overall equity and so does not affect the financials. This reclassification is being provided solely to correct typographical errors in connection with the par value per share of common stock.  Additionally restatement of the financials may cause undue delay in future filings and financial loss as the Company has to hire professionals to make the necessary changes and filings.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were available to be issued and has determined that there are no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Effective December 31, 2010, the Company changed its fiscal year end from October 31 to June 30.

The Company did not generate any revenue during the transition period ended December 31, 2010.

Total expenses in the transition period ending December 31, 2010 were $3,719 resulting in an operating loss for the transition period of $3,719. The operating loss for the transition period is a result of professional fees in the amount of $3,500 in professional fees, office and general in the amount of $219.

As of December 31, 2010 the Director has advanced $7,180 to the Company to maintain its operations. This amounts are unsecured, non-interest bearing and without specific terms of repayment.

As of the transition period ended December 31, 2010 the Company had overdrawn a sum of $1,411 from its trust account with the legal counsel which has been reflected as an other liability in the accompanying balance sheet of the financial statements.

Our auditors have issued a going concern opinion in the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”)  on January 18, 2011.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues since inception and no revenues are anticipated until we begin sale of our products.  Accordingly we must raise cash from sources other than the sale of our planned products.  Our only other source of cash at this time is advances from our officer and director and investments by others through loans or sale of our common equity.

We anticipate that our current cash and cash equivalents and cash generated from financing activities will be insufficient to satisfy our liquidity requirements for the next 12 months. We expect to incur administrative expenses as well as professional fees and other expenses associated with maintaining our SEC filings. We will require additional funds during this time and will seek to raise the necessary additional capital.  If we are unable to obtain additional financing, we may be required to reduce the scope of our activities, which could harm our business, financial condition and operating results.  Additional funding may not be available on favorable terms, if at all.

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

We do not anticipate the purchase or sale of any plant or equipment.

Off Balance Sheet Arrangements

As of the date of this Report, the current funds available to the Company will not be sufficient to continue operations. The cost to establish the Company and begin operations is estimated to be approximately $24,300 over the next twelve months and the cost of maintaining our reporting status is estimated to be $14,000 over this same period. Our officer and director, Mrs. Wessels has undertaken to provide the Company with initial operating capital to sustain our business as the expenses are incurred in the form of a non-secured loan. However, there is no contract in place or written agreement securing this agreement.  Management believes that if the Company cannot raise sufficient revenues or maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

Other than the above described situation the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 4.  Controls and Procedures.

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

As of December 31, 2010 management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of October 31, 2010 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.  We are committed to improving our financial organization. As part of this commitment, we will create a position to  segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

There have been no significant changes in our internal controls over financial reporting that occurred during the transition period ended December 31, 2010 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.
No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer **

*     Included in Exhibit 31.1
**    Included in Exhibit 32.1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Fitwayvitamins, Inc.
(Registrant)

February 3, 2011	By:	/s/ Margret Wessels
Margret Wessels
President and Director Principal Executive Officer Principal Financial Officer Principal Accounting officer