Form 10-K/A
period 2010-10-31
FITWAYVITAMINS, INC.
filed 2011-02-09
CIK 1481056

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/ A

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

As of January 17, 2010, the registrant had 10,285,205 issued and outstanding and the aggregate value of voting and no-voting common equity held by non-affiliates was $8,556.

Explanation to Amendment:

Fitwayvitamins, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended October 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on January 18, 2011 (the “Original Form 10-K”). This amendment is being filed solely to correct typographical errors in connection with the par value per share of common stock. The par value was shown as $0.001 per share, when, in fact it is $0.0001 per share as per the Articles of Incorporation filed with the Nevada Secretary of State. Except as noted above, this Form 10-K/A does not update or modify any disclosures in or reflect any events occurring after the filing of the Original Form 10-K.

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

STOCKHOLDER’S EQUITY (DEFICIT )
Capital stock (Note 3)
Authorized:
75,000,000 shares of common stock, $0. 0001 par value, 10,285,205
shares issued and outstanding (10,000,000 at October 31, 2009)	1,029	1,000
Additional Paid in Capital	17,527	9,000
Deficit accumulated during the exploration stage	(37,678)	(7,412)
Total stockholder’s equity (deficit)	$(19,122)	$2,588
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$2,535	$9,990

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

The accompanying notes are an integral part of these financial statements

FITWAYVITAMINS, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

FROM INCEPTION (SEPTEMBER 10, 2009) TO OCTOBER 31, 2010

(AUDITED)

				Deficit Accumulated
	Common Stock		Additional Paid-in	During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Common stock issued for cash at $0.001 per share - October 7, 2009	10,000,000	$1,000	$9,000	$-	$10,000

Net Loss on October 31, 2009	-	-	-	(7,412)	(7,412)

Balance, October 31, 2009	10,000,000	1,000	9,000	(7,412)	2,588

Common stock issued for cash at $0.03 per share – August 26, 2010	285,205	29	8,527		8,556

Net Loss on October 31, 2010	-	-	-	(30,266)	(30,266)

Balance, October 31, 2010	10,285,205	$1,029	$17,527	$(37,678)	$(19,122)

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

NOTE 3 – CAPITAL STOCK

The Company’s capitalization is 75,000,000 common shares with a par value of $0.00 0 1 per share.  No preferred shares have been authorized or issued.

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

Fitwayvitamins, Inc

Dated: January 17, 201 1	By:	/s/ Margret Wessels
Margret Wessels President and Director Principal Executive Officer Principal Financial Officer Principal Accounting Officer