Form 10-Q
period 2011-03-31
Zhongbao International, Inc.
filed 2011-05-16
CIK 1481056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to______________

Commission File Number: 000-54204

Zhongbao International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0938396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 7 Minsheng Road, Yuzhong District Chongqing The People’s Republic of China	400010
(Address of principal executive offices)	(Zip Code)

+86 023-86118735
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

☐ Large accelerated filer	☐ Accelerated filer
☐ Non-accelerated filer (do not check if a smaller reporting company)	☒ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No  ☒

As of May 10, 2011, there were 28,250,490 shares outstanding of the registrant’s common stock.

ZHONGBAO INTERNATIONAL, INC.

PART I – FINANCIAL INFORMATION
Item 1.     Financial Statements.

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash & cash equivalents	$2,980,529	$5,248,059
Restricted cash	1,497,826	986,788
Accounts receivable	893,776	783,258
Advance to vendors	1,691,013	4,489,756
Real estate property development completed	5,091,089	913,253
Real estate property under development	8,180,395	14,410,880
Other receivables	34,484	-
Prepaid expenses	398,238	413,381
Total current assets	20,767,350	27,245,375

Property, plant and equipment, net	5,007,279	4,650,242

Other non-current assets:
Other receivables	41,795	69,908
Deposits and prepayments for long-term assets	19,938,200	19,296,300
Real estate property under development	17,334,678	3,125,078
Real estate property held for lease, net	8,012,290	8,069,176
Total non-current assets	45,326,963	30,560,462

Total Assets	$71,101,592	$62,456,079

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$3,177,373	$1,681,730
Customer deposits	20,644,794	21,650,111
Other payable	100,000	447,090
Accrued expenses and other current liabilities	310,477	409,041
Taxes payable	4,516,528	2,753,105
Total current liabilities	28,749,172	26,941,077

Non-current liabilities:
Accounts payable	-	1,178,400
Other payable	85,046	573,318
Customer deposits	23,658	22,896
Long-term bank loans	11,268,888	12,417,390
Total non-current liabilities	11,377,592	14,192,004

	40,126,764	41,133,081

Contingencies

Stockholders' equity
Common stock, $0.0001 par value, 75,000,000 shares authorized
28,520,490 shares and 24,242,415 shares issued at March 31, 2011 and
June 30, 2010, respectively	2,852	2,424
Additional paid-in capital	19,730,569	19,680,997
Statutory surplus reserve	949,760	51,263
Retained earnings	8,440,709	461,370
Accumulated other comprehensive income	1,850,938	1,126,944
Total stockholders' equity	30,974,828	21,322,998

Total Liabilities and Stockholders' Equity	$71,101,592	$62,456,079

 The accompanying footnotes are an integral part of these condensed consolidated financial statements

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
  (FORMERLY FITWAYVITAMINS, INC)
CONDENSED  CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010

Revenue:
Real estate sale, net of sales taxes of
$604,500, $220,304, $1,746,849 and $1,214,640, respectively	$8,584,694	$2,992,130	$24,823,431	$18,076,386
Real estate lease income	130,485	61,144	359,187	307,967
Total revenue	8,715,179	3,053,274	25,182,618	18,384,353

Cost of sales
Cost of real estate sales	3,017,803	1,523,346	8,347,193	9,229,050
Cost of real estate lease	114,080	86,183	324,884	313,427
Total cost of sales	3,131,883	1,609,529	8,672,077	9,542,477

Gross profit	5,583,296	1,443,745	16,510,541	8,841,876

Operating expenses
Selling and distribution expenses	330,439	162,478	734,828	247,030
General and administrative expenses	516,855	401,099	1,919,783	942,343
Total operating expenses	847,294	563,577	2,654,611	1,189,373

Operating income	4,736,002	880,168	13,855,930	7,652,503

Other income (expenses)
Interest income (expenses)	378	6,655	(108,858)	(281,490)
Other income (expense)	(52,309)	191	(1,874,247)	488
Total other income (expenses)	(51,931)	6,846	(1,983,105)	(281,002)

Income before income taxes	4,684,071	887,014	11,872,825	7,371,501

Provision (benefit) or income taxes
- current	1,188,594	206,262	2,994,989	1,842,636
- deferred	-	(189)	-	(63,137)
Total income tax provisions	1,188,594	206,071	2,994,989	1,779,499

Net income	3,495,477	680,943	8,877,836	5,592,002

Other comprehensive income
Foreign currency translation adjustment	(51,658)	(57,830)	723,994	(32,106)

Comprehensive income	$3,443,819	$623,113	$9,601,830	$5,559,896

Basic and diluted income per common share
Basic and diluted	$0.13	$0.03	$0.36	$0.23

Weighted average common shares outstanding
Basic and diluted	26,549,691	24,242,415	24,991,859	24,242,415

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
 (FORMERLY FITWAYVITAMINS, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months ended March 31,
	2011	2010

Cash flows from operating activities:
Net Income	$8,877,836	$5,592,002
Adjustments to reconcile net income to net cash
provided (used) in operating activitivies
Depreciation of property and equipment	235,667	211,940
Depreciation of real estate held for lease	324,884	313,427
Deferred taxes	-	63,137
Changes in assets and liabilities:
(increase) decrease in-
Restricted cash	(477,584)	(324,931)
Accounts receivable	(84,352)	(211,654)
Advances to vendors	2,944,223	(940,261)
Real estate property development completed	(4,142,007)	331,643
Real estate property under development	(7,386,055)	4,310,770
Other receivables and prepaid expesnes	24,817	(75,558)
Accounts payable	221,808	(8,798,593)
Customers Deposits	(1,723,250)	(2,339,649)
Other payables	(868,032)	(38,859)
Tax payable	1,669,643	2,338,782
Accrued expense and other current liabilities	(111,971)	14,984
Net cash (used in ) provided in operating activities	(494,374)	447,180

Cash flows from investing activities:
Purchase of property and equipment	(437,745)	(1,481)
Deposit and prepayment for land and property and equipment	-	(7,727,928)
Net cash used in investing activities	(437,745)	(7,729,409)

Cash flows from financing activities:
Repayment of short-term loans	-	(6,543,077)
Shareholder capital contribution	50,000	-
Repayment of long-term bank loans	(4,705,920)	-
Proceeds from long-term bank loans	3,146,400	12,699,024
Net cash used in (provided by) financing activities	(1,509,520)	6,155,947

Effect of foreign exchange rate on cash	174,109	(2,377)

Net increase (decrease) of cash and cash equivalents	(2,267,530)	(1,128,659)

Cash and cash equivalents, beginning of period	5,248,059	3,655,484

Cash and cash equivalents, end of period	$2,980,529	$2,526,825

Supplemental disclosures of cash flow information:
Cash paid for interest	$584,938	$715,689
Cash paid for income tax	$983,505	$314,592

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONDENSED  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

	Common Stock ($0.0001 par value)		Additional	Accumulated Other Comprehensive	Statutory	Retained Earnings(Accumulated
	Shares	Amount	Paid-in Capital	Income	Reserve	deficit)	Total

Balance at June 30, 2009	24,242,415	$2,424	$19,680,997	$1,019,713	$-	$(6,886,901)	$13,816,232

Net income for the period	-	-	-	-	-	5,592,004	5,592,004
Foreign currency translation gain (loss)	-	-	-	(32,105)	-	-	(32,105)

Balance at March 31, 2010	24,242,415	$2,424	$19,680,997	$987,608	$-	$(1,294,897)	$19,376,131

Balance at June 30, 2010	24,242,415	2,424	19,680,997	1,126,944	51,263	461,370	21,322,998

Acquistion of Fitwayvitamins, Inc on February 11, 2011	4,278,075	428	(428)	-	-	-	-
Shareholder capital contribution	-	-	50,000	-	-	-	50,000
Net income for the period	-	-	-	-	-	8,877,836	8,877,836
Appropriation to statutory surplus reserve	-	-	-	-	898,497	(898,497)	-
Foreign currency translation gain	-	-	-	723,994		-	723,994

Balance at March 31, 2011	28,520,490	$2,852	$19,730,569	$1,850,938	$949,760	$8,440,709	$30,974,828

The accompanying footnotes are an integral part of these condensed consolidated financial statements

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Zhongbao International, Inc. (the “Company”), formerly known as Fitwayvitamins, Inc., is a corporation organized under the laws of the State of Nevada.

On February 11, 2011, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with China Dahua Group International Holdings Property Ltd., a British Virgin Islands company (“Dahua”), and acquired all of the outstanding capital stock of Dahua from  Mr. Haoji Xia, tha sole shareholder of Dahua (the "Dahua Shareholder”).

In connection with the Exchange Agreement, the Company issued to the Dahua Shareholder an aggregate of 1,616,161 shares (equivalent to 24,242,415 shares after the stock forward split in March 2011) of the common stock of the Company, at par value of $0.001 per share, so that upon completion of the Share Exchange, the Dahua Shareholder owns 85% of the common stock of the Company. Accordingly, Dahua became the wholly owned subsidiary of the Company.

Immediately prior to the share exchange, the Company had 75,000,000 shares of common stock, par value $0.0001 per share, authorized, of which 10,285,205 shares of common stock were issued and outstanding.  On February 11, 2011, immediately prior to and as a condition to the completion of the Exchange Agreement, the Company entered into a stock purchase agreement (the “Split-Off Agreement”) with Margret Wessels, the Company’s then Chairperson, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director.  Pursuant to the Split-Off Agreement, Ms. Wessels purchased all of the issued and outstanding shares of Fitway Holdings Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Fitway Holdings”), in consideration of 2,000,000 shares of the Company’s common stock owned by Ms. Wessels.  In addition, Mr. Xia and Ms. Wessels entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Mr. Xia purchased 8,000,000 shares of the Company’s common stock owned by Ms. Wessels for an aggregate purchase price of $320,000.  Immediately after the consummation of this transaction, Mr. Xia caused such shares of common stock purchased from Ms. Wessels to be transferred back to the Company, and the Company  cancelled and extinguished such shares.  The closing of both of these transactions took place on February 11, 2011, the closing date of the share exchange.  As a result of these transactions, Ms. Wessels ceased to own any shares of the Company’s common stock.

Upon completion of the Merger, there were 1,901,366 shares (equivalent to 28,520,490 shares after the stock forward split in March 2011) of the Company’s common stock issued and outstanding.

As a result of these transactions, Ms. Wessels resigned from all her positions with the Company and Mr. Xia was appointed President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

Subsequently, on April 7, 2011, the Company’s name was changed from “Fitwayvitamins Inc.” to “Zhongbao International, Inc.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The above mentioned merger transaction has been accounted for as a reverse merger since there was a change of control. Accordingly, Dahua is treated as the continuing entity for accounting purposes.

On February 24, 2011, the Company’s Board of Directors authorized a stock forward split of one-for-fourteen shares  of its common stock, par value of $0.0001 per share. The stock forward split was effective on March 24, 2011. The Company’s Statements of Stockholders’ Equity have been retroactively restated as a result of the stock forward split in connection with this recapitalization. As a result of the stock forward split, there were 28,520,490 shares of the Company’s common stock issued and outstanding as of March 31, 2011.

Dahua is a British Virgin Island corporation that owns 100% of the equity of Hao Yu Group Limited, a limited liability company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“HYG”).  HYG owns 100% of the equity of Chongqing Difa Investment Management Limited Company, a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“Difa”).  On November 10, 2010, Difa entered into a series of variable interest entity agreements (the “VIE Agreements”) with Chongqing Zhongbao Investment Group Co., Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Zhongbao”), and its two owners, Mr. Xia and his wife, Ms.Wanteng Fei, to manage and operate the real estate business activities of Zhongbao, principally residential apartments, commercial properties and car parks.  All of the business of Zhongbao is located in the People’s Republic of China.

Zhongbao, formerly known as Chongqing Yulun Business Development Company Limited and Chongqing Haoji Xinjie Company Limited, was incorporated in Chongqing, People’s Republic of China (“PRC”) on September 29, 2001, with an initial registered capital of RMB 10.1 million (approximately $1.2 million). Its registered capital was increased to RMB 148 million (equivalent to $19.6 million) in March 2008. The Company is engaged in real estate development, primarily in the construction and sale of residential apartments, commercial properties as well as car parking spaces.

Under these VIE Agreements, which obligate Difa to absorb a majority of the risk of loss from Zhongbao’s activities and entitle it to receive a majority of its residual returns, Difa has gained effective control over Zhongbao. Through these VIE Agreements, Difa now holds the variable interests of Zhongbao, and Difa becomes the primary beneficiary of Zhongbao. Based on these VIE Agreements, Zhongbao is considered as a Variable Interest Entity (“VIE”)  under ASC 810, "Consolidation of Variable Interest Entities, an Interpretation of ARB No.51", because the equity investor in Zhongbao no longer has the characteristics of a controlling financial interest. Accordingly, Zhongbao should be consolidated under ASC 810.

Zhongbao has two equity owners: Mr. Xia (80.6%) and Ms. Fei (19.4%). Accordingly, the Company is effectively controlled by the same shareholder as Zhongbao. Additionally, pursuant to a voting proxy agreement among Difa, Mr. Xia and Ms. Fei, Mr. Xia and Ms. Fei entrusted all of their rights to exercise their voting power in Zhongbao to Difa. The Company, through its acquisition of Dahua, has 100% equity interest in Difa as of November 10, 2010. Therefore, Difa and Zhongbao are considered under common control. The consolidation of Difa and  Zhongbao has been accounted for at historical cost and prepared on the basis as if the VIE Agreements among Difa, Zhongbao and its owners had become effective as of the beginning of the first period presented in the accompanying condensed consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

In August 2010,  Zhongbao invested RMB 20 million (approximate to $2.94 million) to form a 100% controlled subsidiary Chongqing Weitai Real Estate Management Co., Ltd. (“Weitai”) which will be engaged in real estate property development and related business.

In November 2010,  Zhongbao invested RMB 500,000 (approximate to $74,628) to form a 100% controlled subsidiary Chongqing Zhaoli Real Estate Consulting Co., Ltd (“Zhaoli”) which will be engaged in real estate property development, consulting and related business.

In December 2010,  Zhongbao invested RMB 10,000,000 (approximately $1.48 million) to form a 100% controlled subsidiary Shanxi Zhongbao Real Estate Development Co., Ltd ("Shanxi Zhongbao") which will be engaged in real estate development.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated June 30, 2010 financial statements and notes filed with the Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 11, 2011. Operating results for the three and nine months ended March 31, 2011 may not be necessarily indicative of the results that may be expected for the full year.

The consolidated financial statements of the Company will reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Zhongbao International, Inc	Nevada	Parent
China Dahua Group International Holdings Property Ltd.	BVI	100%
Hao Yu Group Limited	Hongkong, China	100%
Chongqing Difa Investment Management Limited Company	Chongqing, China	100%
Chongqing Zhongbao Investment Group Co., Ltd	Chongqing, China	VIE, 100%
Chongqing Weitai Real Estate Management Co., Ltd.	Chongqing, China	100% by VIE
Chongqing Zhaoli Real Estate Consulting Co., Ltd.	Chongqing, China	100% by VIE
Shanxi Zhongbao Real Estate Development Co., Ltd.	Xi’an, China	100% by VIE

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, provision necessary for contingent liabilities, fair values, revenue recognition, taxes, budgeted costs and other similar charges. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

Fair value of financial instruments

The Company adopted the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity's own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, advances to vendors, other deposits and prepayments, other receivables, accounts payable, customer deposits, other payables and tax payables. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term bank loans also approximate their recorded value because long-term borrowings bear a floating rate of interest. As the stated interest rate reflects the market rate, the carrying value of the bank borrowings approximates its fair value.

Revenue recognition

Real estate sales are reported in accordance with the ASC 360-20 “Accounting for Sales of Real Estate”.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue from the sales of development properties is recognized by the full accrual method at the time of the closing of an individual unit sale.  This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer.  Further, the buyer’s initial and continuing investment is adequate to demonstrate a commitment to pay for the property, and the buyer’s receivable, if any, is not subject to future subordination.  Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method in which all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

Real estate lease income is recognized on a straight-line basis over the terms of the leasing agreements. Business tax and depreciation cost of the property are recorded as the cost of rental income.

Foreign currency translation

The Company's financial statements are presented in US dollars. In accordance with ASC 830, "Foreign Currency Matters", an entity's functional currency is the currency of the primary economic environment in which the entity operates; normally, that is the currency of the environment in which an entity primarily generates and expends cash. Since substantially all operations of the Company are conducted in the PRC, the functional currency of the Company is Renminbi ("RMB"), the currency of the PRC. Transactions at the Company which are denominated in currencies other than RMB are translated into RMB at the exchange rate quoted by the People's Bank of China prevailing at the dates of the transactions. The financial statements of the Company have been translated into U.S. dollars. The financial statements are first prepared in RMB and then are translated into U.S. dollars at year-end exchange rates as to assets and liabilities and average exchange rates as to revenue and expenses. Capital accounts are translated at their historical exchange rates when the capital transactions occurred. The effects of foreign currency translation adjustments are included as a component of accumulated other comprehensive income in shareholders' equity.

	March 31, 2011	June 30, 2010	March 31, 2010

Period end exchange rate (RMB : US$)	6.5703	6.7889	6.8353
Average exchange rate for the period (RMB : US$)	6.5789	6.8180	6.8194

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC.  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC. which are not covered by insurance.  The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Restricted cash

The Company is required to maintain certain deposits with banks that provide mortgage loans to the Company’s customers in order to purchase residential units from the Company (see Note 3).

These balances are subject to withdrawal restrictions and are not covered by insurance. The Company has not experienced any losses in such accounts and management believes it is not exposed to any risks on its cash in bank accounts.

Accounts receivable

Accounts receivable consist of balances due from customers for the sale of residential units in the PRC.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivables are considered past due after twelve months. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers. Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances become doubtful.  No allowance was determined necessary as of the balance sheet dates.

Other receivables

Other receivables consist of various cash advances to unrelated companies and individuals with which the Company has business relationships. Other receivables are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances becomes doubtful.  As of the balance sheet dates, no allowance was determined necessary.

Real estate property development completed and under development

Real estate property consists of finished residential unit sites completed and residential unit sites under development.  The Company leases land for the residential unit sites under land use right leases with various terms from the government of China.  Real estate property development completed and real estate property under development are stated at the lower of cost or fair value.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Expenditure for land development, including cost of land use rights, deed tax, pre-development costs, and engineering costs, exclusive of depreciation, are capitalized and allocated to development projects by the specific identification method.  Costs are allocated to specific units within a project based on the ratio of the sales area of units to the estimated total sales area times the total project costs.

Costs of amenities transferred to buyers are allocated as common costs of the project that are allocated to specific units as a component of total construction costs.  For amenities retained by the Company, costs in excess of the related fair value of the amenity are also treated as common costs.  Results of operations of amenities retained by the Company are included in current operating results.

In accordance with ASC 360 “Accounting for the Impairment or Disposal of Long-lived Assets”, real estate property development completed and under development are subject to valuation adjustments when the carrying amount exceeds fair value. An impairment loss shall be recognized only if the carrying amounts of the assets is not recoverable and exceeds fair value.  The carrying amount is not recoverable if it exceeds the sum of the undiscounted cash flows expected to be generated by the assets.

Management evaluates, on an annual basis, the impairment of the Company’s real estate developments based on a community level.  Each community is assessed as an individual project.  The evaluation takes into account several factors including, but not limited to, physical condition, inventory holding period, management’s plans for future operations, prevailing market prices for similar properties and projected cash flows. No impairment losses were deemed to have occurred as of the balance sheet dates.

Property and equipment

Property  and equipment are stated at cost less accumulated depreciation and any impairment losses. The cost of an asset is comprised of its purchase price and any directly attributable costs of bringing the asset to its working condition and location for its intended use.

In situations where it can be clearly demonstrated that the expenditure has resulted in an increase in the future economic benefits expected to be obtained from the use of the asset beyond its originally assessed standard of performances, the expenditure is capitalized as an additional cost of the asset.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets, less any estimated residual value. Estimated useful lives of the assets are as follows:

Buildings                                                                             20 years
Machinery and equipment                                               5 years
Vehicles                                                                               5 years

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Any gain or loss on disposal or retirement of property and equipment is recognized in the year occurred and is the difference between the net sales proceeds and the carrying amount of the relevant asset.  When property and equipment is retired or otherwise disposed of, the asset and accumulated depreciation is removed from the accounts and the resulting profit or loss is reflected in the income statement.

Maintenance, repairs and minor renewals are charged directly to expense as occurred unless such expenditures extend the useful life or represent a betterment, in which case they are capitalized.

Impairment of long-lived assets

In accordance with ASC 360, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

The Company tests long-lived assets, including property, plant and equipment and other assets, for recoverability when events or circumstances indicate that the net carrying amount is greater than its fair value. Assets are grouped and evaluated at the lowest level for their identifiable cash flows that are largely independent of the cash flows of other groups of assets. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the future estimated cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally determined by using the asset's expected future discounted cash flows or market value.

The Company estimates fair value of the assets based on certain assumptions such as budgets, internal projections, and other available information as considered necessary. There was no impairment of long-lived assets as of the balance sheet dates.

Advance to vendors

Advances to vendors consist of balances paid to contractors and vendors for services and materials that have not been provided or received and generally relate to the development and construction of residential units in the PRC.  Advances to vendors are reviewed periodically to determine whether their carrying value has become impaired.  The Company considers the assets to be impaired if the collectability of the services and materials become doubtful.  As of the balance sheet dates, no allowance is deemed necessary because the collectability of the services and materials are fairly certain.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real estate properties held for lease, net

Real estate properties held for lease are recorded at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the real estate properties held for lease are 20 years.

Maintenance, repairs and minor renewals are charged directly to expenses as incurred. Major additions and improvements to the real estate properties held for lease are capitalized.

Capitalized interest

Capitalized interest is accounted for in accordance with ASC 835 “Interest”.

For loans to finance projects and provide for working capital, the Company charges the borrowing costs related to working capital loans to interest expense when incurred and capitalized interest costs related to project development as a component of the project costs.

The interest to be capitalized for a project is based on the amount of borrowings related specifically to such project.  Interest for any period is capitalized based on the amounts of accumulated expenditures and the interest rate of the loans.  Payments received from the pre-sales of units in the project are deducted in the computation of the amount of accumulated expenditures during a period.  The interest capitalization period begins when expenditures have been incurred and activities necessary to prepare the asset (including administrative activities before construction) have begun, and ends when the project is substantially completed.  Interest capitalized is limited to the amount of interest incurred.

The interest rate used in determining the amount of interest capitalized is the weighted average rate applicable to the project-specific borrowings.  However, when accumulated expenditures exceed the principal amount of project-specific borrowings, the Company also capitalizes interest on borrowings that are not specifically related to the project, at a weighted average rate of such borrowings.

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued.  Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. The capitalized interest for the three months ended March 31, 2011 and 2010 was $169,612 and $294,834, respectively. The capitalized interest for the nine months ended March 31, 2011 and 2010 was $ 585,851 and $434,199, respectively.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As a result of the total interest costs capitalized during the period, the interest expense for nine months ended March 31, 2011 and 2010 was as follows:

	March 31, 2011	March 31, 2010
	US$	US$

Interest on borrowings	694,709	715,689
Less: total interest costs capitalized	(585,851)	(434,199)

Interest expense, net	108,858	281,490

Customer deposits

Customer deposits consist of amounts received from customers relating to the sale of residential units in the PRC.  In the PRC, customers will generally obtain permanent financing for the purchase of their residential unit prior to the completion of the project.  The lending institution will provide the funding to the Company upon the completion of the financing rather than the completion of the project.  The Company receives these funds and recognizes them as a current liability until the revenue can be recognized.

Other payables

Other payables consist of balances for non-construction costs with unrelated companies and individuals with which the Company has business relationships.  These amounts are unsecured, non-interest bearing and generally are short-term in nature.

Property warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proved that the faults are caused by them. In addition, the Company also withholds up to 2% to 5% of the contract cost from sub-contractors for periods of two to five years. These amounts are included in non-current liabilities, and are only paid to the extent that there has been no warranty claim against the Company relating to the work performed or materials supplied by the subcontractors. As of the balance sheet dates, the Company had not recognized any warranty liability or incurred any warranty costs in excess of the amount retained from subcontractors.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes ASC 740, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740-10-25 prescribes a more-likely-than-not threshold for consolidated financial statement recognition and measurement of a tax position taken (or expected to be taken) in a tax return. It also provides guidance on the recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods and income tax disclosures. There are no material uncertain tax positions as of the balance sheet dates.

Comprehensive income

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income represents income from the changes in foreign currency exchange rates. The Company’s only components of comprehensive income for the three and nine months ended March 31, 2011 and 2010 were net income and the foreign currency translation adjustment.

Advertising expenses

Advertising costs are expensed when incurred, or the first time the advertising takes place, in accordance with ASC 720-35 “Advertising Costs”.  For the three months ended March 31, 2011 and 2010, the Company recorded advertising expenses of $ 7,018 and $44,957, respectively. For the nine months ended March 31, 2011 and 2010, the Company recorded advertising expenses of $ 38,430 and $72,085, respectively.

Earnings per share

The Company computes earnings per share (“EPS’) in accordance with ASC 260 “Earnings per Share” (“ASC 260”), and SEC Staff Accounting Bulletin No. 98 (“SAB 98”).  ASC 260 requires companies with complex capital structures to present basic and diluted EPS.  Basic EPS is measured as net income divided by the weighted average common shares outstanding for the period.  Diluted EPS is similar to basic EPS but presents the dilutive effect on a per share basis of potential common shares (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later.  Potential common shares that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted EPS.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Statement of cash flows

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

NOTE 3 – RESTRICTED CASH

Restricted cash represents cash set aside for a particular use or event and is subject to withdrawal restrictions. The Company is required to maintain certain deposits, as restricted cash, with banks that provide mortgage loans to the Company’s customers. These deposits are guarantees for the mortgage loans and are normally equivalent to 5% of the mortgage proceeds paid to the Company. These deposits are not covered by insurance. The Company has not experienced any losses on such accounts and management believes its restricted cash account is not exposed to any risks.

NOTE 4– REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following table summarizes the components of real estate property development completed as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	US$	US$
Real Estate Property Development Completed
Jinshan Liyuan- Phase 1	555,960	538,062
Jinshan Liyuan- Phase 2	210,757	203,972
Jinshan Liyuan- Phase 3	4,324,372	171,219

Total real estate property development completed	5,091,089	913,253

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 4– REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

The following table summarizes the components of real estate property under development as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	US$	US$
Real Estate Property Under Development

Current
Jinshan Liyuan- Phase 3 (current)	8,180,395	14,410,880

Non-current
Jinshan Liyuan- Phase 3 & 4 (non-current)	17,334,678	3,125,078

Total real estate property under development	25,515,073	17,535,958

As of March 31, 2011 and June 30, 2010, land use rights included in the real estate property under construction amounted to $2,150,135 and $1,368,351, respectively.

NOTE 5- REAL ESTATE PROPERTIES HELD FOR LEASE, NET

Real estate properties held for lease are recorded at cost less accumulated depreciation. The following table set forth the balance of real estate properties held for lease as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	US$	US$
Office and commercial spaces	7,135,637	6,905,908
Basement Parking	2,503,208	2,422,619
Total costs	9,638,845	9,328,527
Less: accumulated depreciation	(1,626,555)	(1,259,351)

Real estate properties held for lease, net	8,012,290	8,069,176

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 5- REAL ESTATE PROPERTIES HELD FOR LEASE, NET (continued)

As of March 31, 2011 and June 30, 2010, real estate properties held for lease were pledged as collateral for certain long-term bank loans (see Note 9).

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
	US$	US$
Building	5,310,302	5,139,340
Equipment	194,799	122,151
Vehicles	322,258	181,267
Sub-total	5,827,359	5,442,757
Less: accumulated depreciation	(820,080)	(792,515)

Property, plant and equipment, net	5,007,279	4,650,242

NOTE 7– DEPOSITS AND PREPAYMENT FOR LONG-TERM ASSETS

The Company entered into several agreements to acquire land and buildings from relevant governmental agency or outside parties in an effort to expand its business operations.  The Company was required to make deposits or pre-payment for the acquisition of the land and buildings.

The following table summarizes the deposits for long-term assets as of March 31, 2011 and June 30, 2010, respectively:

	March 31, 2011	June 30, 2010
	US$	US$
Deposit for land use lease (a)	3,044,000	2,946,000
Prepayment for new real estate project (b)	3,957,200	3,829,800
Deposit for fixed assets (c )	12,937,000	12,520,500
Total deposits and prepayment for long-term assets	19,938,200	19,296,300

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 7– DEPOSITS AND PREPAYMENT FOR LONG-TERM ASSETS (continued)

(a)  On November 23, 2007, the Company entered into a purchase agreement with Chongqing Yongchuan Shangzhu governmental agency to acquire a parcel of land use lease of 531,020 square feet with total purchase price of RMB 20 million (approximate to $3.0 million). The Company paid the purchase price in two installments before March 2008. The Company originally expected to obtain the Certificate of Land Use Right for this land deposit in February 2011 and planned to start a new real estate property development project on this land in June 2011. Due to the slow government approval procedure, as of the date of this report, the Company has not yet obtained the land use right.

(b)  On March 7, 2008, the Company entered an agreement with Chongqing Nanan Electrical Wire Plant to jointly develop a new real estate project on the site where Nanan Electrical Wire Plant is located.  Pursuant to the agreement, the Company was required to make advance payment of RMB 26 million (approximate to $3.9 million) to Nanan Electrical Wire Plant to be used to relocate the existing residents and make the land to be available for re-development. Total area of this land amounted to 294,216 square feet and the Company is expecting to start the new real estate development project on this site in late 2011 when the government certification related to the land is expected to be received. The prepayment of RMB 26 million will be accounted for as land costs for this new development project.

(c)  On November 23, 2007, the Company entered into a fixed asset purchase agreement with Chongqing Fuzichi Commercial Property Management Company to acquire an office space of 5,764 square meters to be delivered to the Company in early 2011 when the construction of the office space is expected to be completed. The Company was required to make prepayment of RMB 85 million (approximate to $13 million) for the office space and is expected to use it as the Company’s new headquarter office. The deposit will be reclassified to the respective accounts under fixed assets upon delivery and transfer of legal titles.

NOTE 8– CUSTOMER DEPOSITS

Customer deposits consisted of amounts received from customers for the pre-sale of residential units in the PRC.  Customer deposits at March 31, 2011 and June 30, 2010, consisted of the following:

	March 31, 2011	June 30, 2010
	US$	US$
Current
Advances from real estate properties under development- Jinshan Liyuan – Phase 3 & 4	47,215,074	42,552,389
Less: recognized as progress billings	(26,570,280)	(20,902,278)
Sub-total	20,644,794	21,650,111

Non-current
Advances from real estate properties under development- Jinshan Liyuan – Phase 3 & 4	23,658	22,896

Total customer deposits	20,668,452	21,673,007

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 8– CUSTOMER DEPOSITS (continued)

Customer deposits are typically funded up to 70% – 80% by mortgage loans made by banks to the customers. Until the customer obtains legal title to the property, the banks have a right to seek reimbursement from the Company for any defaults by the customers. The Company holds certain cash balances in restricted deposit accounts at the relevant banks (see Note 3). The Company, in turn, has a right to withhold transfer of title to the customer until outstanding amounts are fully settled.
.
NOTE 9- LONG-TERM BANK LOANS

Long-term bank loans as of March 31, 2011 and June 30, 2010 consisted of the following:

	March 31, 2011	June 30, 2010
	US$	US$
Loan from China Industrial and Commercial Bank (a)
Three year term from January 20, 2010 to January 14, 2013, With a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $26,840	5,972,328	7,261,890
Loan from China Industrial and Commercial Bank (b)
Three year term from February 28, 2010 to February 27, 2013, With a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $9,644	2,146,020	5,155,500
Loan from China Industrial and Commercial Bank (c)
Three year term from August 13 , 2010 to August 12 , 2013,with a fixed interest rate of 0.458% per month
Requiring monthly interest payment of $15,575	3,150,540	-

Total long-term bank loans	11,268,888	12,417,390

(a)  Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged its real estate properties held for lease located at the Company’s headquarter Jinta Building in Chongqing, of 2,006 square meters as collateral for this loan. The Company repaid RMB 10.06 million (equivalent to $1,526,102) of this loan back to the Bank in October, 2010. The remaining principal of this loan will be repaid before the loan expires.

(b)  Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged its real estate properties held for lease of 10,689.8 square meters located at the Company’s headquarter Jinta Building in Chongqing, as collateral for this loan.   The Company repaid RMB 20.9 million (approximate to $3.18 million) of this loan back to the Bank in January 2011. The remaining principal of the loan will be repaid before the loan expires.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 9- LONG-TERM BANK LOANS (continued)

(c)  Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged real estate property held for lease of 1,895.6 square meters located at the Company’s headquarter Chongqing Jinta Building as collateral for this loan.  The repayment of principal of this loan is due at the end of the loan period.

As of March 31, 2011, the Company’s long term bank loans are all denominated in RMB and are secured by the Company’s real estate properties held for lease as mentioned above. The interest rates of these bank loans are adjustable based on the range of 95% to 110% of the PBOC prime rate.

Future minimum principal payments as of March 31, 2011 are as follows:

Year ending June 30,	Amount
US$
2012	8,118,348
2013	3,150,540

Total	11,268,888

NOTE 10 – ACCOUNTS AND OTHER PAYABLES

Non-current portion of accounts payable represents the Company’s obligation to compensate certain residential apartments back to the original residents who had resided on the land on which the Company’s real estate properties are still under development and construction.

Other payables represent contract deposits and bidding deposits that are to be refunded upon completion of the projects or satisfaction of claim-free warranty.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 11 – TAXES

(a)  Business sales tax

The Company’s subsidiaries Difa and Zhongbao are subject to 5% business sales tax on actual revenue.  It is the Company’s continuing practice to recognize 5% of the sales tax on estimated revenue, and file tax returns based on the actual result. In the PRC, the local tax authority may exercise broad discretion in applying the tax amount.  As a result, the Company’s accrual for sales tax may differ from the actual tax.

(b)  Corporate income tax

United States

The parent, Zhongbao International, Inc. (formerly Fitwayvitamins Inc.), was incorporated in the United States.  Due to the change in control resulting from the reverse acquisition in February 2011 it does not report any taxable income as of March 31, 2011. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.

British Virgin Islands

China Dahua is a tax exempt company incorporated in the British Virgin Islands and conducts substantially all of its business through its subsidiaries and VIEs.

Hong Kong

HYG, the Company's wholly owned subsidiary incorporated in Hong Kong, is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising in Hong Kong. For the nine months ended March 31, 2011 and 2010, HYG had no provision for income taxes, as it had no assessable profits during these periods.

PRC

The Company’s PRC subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to income tax at a statutory rate of 25%  on income reported in the statutory financial statements after appropriate tax adjustments.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 11 – TAXES  (continued)

The following table reconciles the statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2011 and 2010:

	March 31, 2011	March 31, 2010
	US$	US$
China Statutory income tax rate	25%	25.0%
Net operating loss carry-forward (1)	-	(0.86%)
Effective tax rate	25.00%	24.14%

Note: (1) Net operating loss carry-forward was used to offset taxable income in PRC.

Prior to 2010, the Company’s PRC subsidiaries suffered significant operating losses, which  can be carried forward and be available to reduce future years' taxable income. For the nine months ended March 31, 2011, the Company has recorded income tax provision of $2,994,989. For the nine months ended March 31, 2010, the Company has recorded net income tax provisions $1,779,499 after fully applying net operating loss carry-forwards.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward.

The components of deferred tax assets as of March 31, 2011 and 2010 consist of the following:
	March 31, 2011	March 31, 2010
	US$	US$
Deferred tax assets-beginning balance	-	63,077
Deferred tax expense utilized	-	(63,137)
Effect of foreign exchange rate adjustment	-	60
Deferred tax assets, ending balance	-	-

As of March 31, 2011, the tax years ended December 31, 2005 through December 31, 2010 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 11 – TAXES  (continued)

(c) Land appreciation tax

Since January 1, 1994, LAT has been applicable at progressive tax rates ranging from 30% to 60% on the appreciation of land values, with an exemption provided for the sales of ordinary residential properties if the appreciation values do not exceed certain thresholds specified in the relevant tax laws. However, the Company’s local tax authority in Chongqing city has not imposed the regulation on real estate companies in its area of administration. Instead, the local tax authority has levied the LAT at the rate of 1.0% against total cash receipts from sales of real estate properties, rather than according to the progressive rates.

For the nine months ended March 31, 2011  and 2010, the Company  has made full payment for LAT with respect to properties sold through those dates in accordance with the requirements of the local tax authorities.

(c)Taxes payable consisted of the following:

	March 31, 2011	June 30, 2010
	US$	US$
City Construction Tax	1,310	29,465
Business tax payable	76,497	279,407
Income tax payable	4,425,169	2,413,685
Other tax payable	13,552	30,548
Total tax payable	4,516,528	2,753,105

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 12- SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Disclosures about Segments of an Enterprise and Related Information”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company operates in two reportable segments: real estate property sales and real estate property held for lease. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

The measurement of segment income is determined as earnings before income taxes. Summary information by operating segment for the nine months ended March 31, 2011 and 2010 is as follows:

	March 31, 2011	March 31, 2010
	US$	US$
Revenue
Net real estate sales	24,823,431	18,076,386
Real estate lease income	359,187	307,967
Total revenue	25,182,618	18,384,353
Cost of revenue
Cost of real estate sales	8,347,193	9,229,050
Cost of real estate sales	324,884	307,967
Total cost of revenue	8,672,077	9,542,477
Gross profit
Real estate sales	16,476,238	8,847,336
Real estate lease	34,303	(5,460)
Total Gross profit	16,510,541	8,841,876

Operating income:
Real estate sales	13,859,491	7,677,887
Real estate lease	(3,560)	(25,384)
Total operating income	13,855,930	7,652,503

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 13- STATUTORY RESERVE

The Company is required to make appropriations to reserve funds, comprising the statutory surplus reserve and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the PRC (“PRC GAAP”). Appropriations to the statutory surplus reserve is required to be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors.

The statutory surplus reserve fund is non-discretionary other than during liquidation and can be used to fund previous years’ losses, if any, and may be utilized for business expansion or converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of shares currently held by them, provided that the remaining statutory surplus reserve balance after such issue is not less than 25% of the registered capital before the conversion.

Pursuant to the Company’s articles of incorporation, the Company has appropriated 10% of its net profits as statutory surplus reserve for the nine months ended March 31, 2011.  For the nine months ended March 31,2010, no statutory surplus reserve was necessary due to the Company’s accumulated deficit.

The discretionary surplus reserve may be used to acquire  property and equipment or to increase working capital.. The Company’s Board of Directors elected not to make an appropriation to this reserve for the nine months ended March 31, 2011 and 2010, respectively.

NOTE 14- CONTINGENCIES

As is industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount until the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties.  The mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the mortgage proceeds as security for the Company’s obligations under such guarantees.  If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit.  The Company has made necessary reserves in its restricted cash account to cover any potential mortgage default as required by mortgage lenders.  The Company has not experienced any losses related to this guarantee and believes that such reserves are sufficient.

NOTE 15-CONCENTRATION OF RISKS

The Company’s real estate projects are concentrated in Chongqing Municipality City, PRC. Any negative events such as a slowdown in the economy in Chongqing might cause material loss to the Company and have a material adverse effect on the Company’s financial condition and results of operations. The risk in this respect will be mitigated by the Company by expanding its operations outside of Chongqing.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND 2010

NOTE 15-CONCENTRATION OF RISKS (continued)

The Company sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue for the nine months ended March 31, 2011 and 2010, respectively.

Substantially all of the Company’s project construction work was outsourced to third-party subcontractors. For the nine months ended March 31, 2010, three subcontractors accounted for 67.5% of the total construction work on Jinshan Liyuan Phase I and Phase II.  For the nine months ended March 31, 2011, one subcontractor, Chongqing Ruina Real Estate Construction Company, conducted 96.4% of the total construction work on Jinshan Liyuan Phase II and Phase III. The Company is exposed to risks that the performance of subcontractors may not meet its standards or specifications. Negligence or poor work quality by subcontractors may result in defects in the buildings or residential units, which could in turn cause the Company to suffer financial losses, harm its reputation or expose it to third-party claims.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

The discussion contained in this Quarterly Report on Form 10-Q may contain certain forward-looking statements. Such statements are covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. All forward-looking statements speak only as of the date of this report, even if subsequently made available by us on our website or otherwise. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company together with its consolidated subsidiaries. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

Executive summary

We are one of the largest real estate developers based in Chongqing City, located in Southwestern China. We conduct substantially all of our business through Chongqing Zhongbao Investment Group Co., Ltd. All of our businesses are conducted in mainland China. Since the initiation of our business in September, 2001, we have kept focusing on expanding our business in certain Tier II cities in China which we strategically selected based on a set of criteria. Our selection criteria include population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. We utijoblize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We are currently a rapid growing real estate property developer in Chongqing, China. Our major competitors include Duo-Li Real Estate Development Co., Ltd and Zhongqing Ju-Feng Real Estate Development Co., Ltd. To date, we have completed most of the construction  work of Phase I, Phase II  and Phase III of our Jinshan Liyuan project located in Nanchcuan City, Chongqing. These properties have not been fully sold as of March 31, 2011. Also, Jinshan Liyuan Phase IV is still under construction. As of the date of this report, there are no material changes to the projects in planning as previously disclosed in our Current Report on Form 8-K as filed on February 11, 2011. During 2011, we will expand our business into the city of Xi’an, Shaanxi Province and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations.

We intend to continue our expansion into additional selected Tier II cities and regions as suitable opportunities arise. We will expand to more selected target Tier II cities including cities in Shannxi Province and other districts within Chongqing which we are surveying for expansion in the near future. We will also expand into more selected areas of real estate businesses, such as real estate management, as part of our expansion plan.

Results of Operations for the three months ended March 31, 2011 and 2010

The following table presents an overview of our results of operations for the three months ended March 31, 2011 and 2010.

	March 31,	March 31,	Increase	Percentage
	2011	2010	(decrease)
Total revenue	8,715,179	3,053,274	5,661,904	185.4%
Total cost of sales	3,131,883	1,609,529	1,522,354	94.6%
Gross profit	5,583,296	1,443,745	4,139,551	286.7%
Operating expenses
Selling and distribution expenses	330,439	162,478	167,960	103.4%
General and administrative expenses	516,855	401,099	115,756	28.9%
Total operating expenses	847,294	563,577	283,717	50.3%
Operating income	4,736,002	880,168	3,855,835	438.1%
Total other income (expenses)	(51,932)	6,846	(58,778)	(858.7%)
Income before income taxes	4,684,070	887,014	3,797,056	428.1%
Total income tax provisions	1,188,594	206,072	982,522	476.8%
Net income	3,495,476	680,943	2,814,533	413.3%

Revenues

Real estate sales

We derived our revenues predominantly from sales of our residential real estate properties.  For the three months ended March 31, 2011 and 2010, revenues from sales of our residential real estate properties were $8,584,694 and $2,992,130, representing an increase of $5,592,564.  We recognized real estate sales revenue when all the criteria for revenue recognition have been met and the property has been delivered to buyers.  The revenue recognition for each accounting period may vary because of the progress of the construction of the real estate property and actual property delivered to buyers may change from time to time. Our sales revenue was affected by the number of unit sold and also affected by the market price increase.  For the three months ended March 31, 2011, the construction of building #3, #3A of Jinshan Liyuan Phase III had been completed and delivered to the buyers at an average sales price of RMB 3,253 (approximately $492) per square meter. A total 224 unit of residential property have been sold during this three months ended period. For the same period of 2010, only 107 unit of residential property were sold at an average selling price of RMB 1,972 (approximately $290) per square meter. As a result, the number of units sold increased 109%, and the selling price increased 65%.   In addition, in terms of total areas sold, 17,617 square meters were sold during the three months ended March 31, 2011 and only 10,768 square meters were sold for the three months ended March 31, 2010, with total areas sold increasing 6,848 square meters or 64% when comparing three months ended March 31, 2011 with the prior comparative period. Accordingly, real estate sales for the three months ended March 31, 2011 increased when comparing the same period of 2010.  Revenue from real estate sales are presented in the net amount, which means sales taxes are deducted from the gross amount to get the net sales revenue. Sales tax is a one-time tariff which consists of a business tax at the rate of 5% on actual revenue. For the three months ended March 31, 2011 and 2010, we reported sales tax in connection with the real estate sales in the amount of $604,500 and $220,304, respectively.

Revenue - Real estate lease

In addition to real estate property sales, we also constructed and held some commercial space and basement parking lots for leasing in order to generate rental income.  Real estate properties held for lease are recorded at cost less accumulated depreciation. We have entered into several leasing contract with various outside parties and leased these commercial space or parking lots for rental income. Overall, rental income is immaterial to the Company’s total revenue.

The following table sets forth the breakdown of our revenue for the quarter ended March 31, 2011 and 2010, respectively:

	2011		2010
	USD	%	USD	%
Real estate sales	8,584,694	98.5	2,992,130	98.0
Real estate lease income	130,485	1.5	61,144	2.0
Total revenue	8,715,179	100.0%	3,053,274	100.0%

Cost of Revenues

The following table sets forth the breakdown of the costs of real estate sales for the three months ended March 31, 2011 and 2010, respectively:

	2011	2010
	US$	US$
Land use right costs	152,483	336,192
Direct construction cost	1,632,956	1,120,984
Au Auxiliary facility cost	1,041,102	66,151
Other costs	191,262	19
Total Cost of real estate sales	3,017,803	1,523,346

Our cost of real estate sales consists primarily of the cost of land use rights and construction costs. Costs of real estate sales are capitalized and allocated to development projects using the specific identification method. Costs are recorded based on the ratio of the sales value of the relevant units completed and sold to the estimated total project sales value, multiplied by the total project costs.

Land use rights costs include the premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use right costs for the three months ended March 31, 2011 was $152,483, representing a decrease of $183,708 or 54.6%, as compared to that of for the three months ended March 31, 2010.  This was because more land use costs have been allocated in prior periods when principal construction of the Jinshan Liyuan Project was still under way.

We outsource the construction of all of our projects to third party contractors, who are selected through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices.  As a result, our construction costs consisted primarily of the payments to third-party contractors, which are paid over the construction period based on specified milestones.  Our direct construction costs for the three months ended March 31, 2011 was $1,632,956, representing an increase of $511,972 or 45.7%, as compared to that of for the three months ended March 31, 2010.

Cost of real estate sales increased $1.49 million or 98% when comparing the three months ended March 31, 2011 and March 31, 2010.  We allocate cost of real estate sales by using the specific identification method which means the total square meters of the property been sold times the average unit costs to determine the total cost of revenue.  Our unit construction costs were basically historically determined, including the construction cost, land costs, facility costs, etc. These costs are accumulated in a cost pool and are allocated to the each building and each square meter under construction and then transfer to cost of revenue when the finished goods are sold to the buyers and when revenue can be recognized. If the unit cost is relatively stable, it is the total areas sold which determines the total cost of revenue. For the three  months ended March 31, 2011, the average unit cost included in the property sold was RMB 1,128 (approximately $171) per square meter, while for the same period of 2010, the average unit cost included  in the property sold was RMB 942 (approximately $141) per square meter. Unit cost increased 21.2% from 2011 to 2010. Therefore, when comparing the total cost of revenue for the three months ended March 31, 2011 and 2010, because total of 17,617 square meters were sold in 2011 and only 10,768 square meters were sold for the three months ended March 31, 2010, the total areas sold increased 63.6% from 2010 to 2011.  The increase in total areas sold and unit cost led to increased cost of real estate sales. Revenue increased by approximately 186.9% while cost of real estate sales increased by 98.1% for the three months ended March 31, 2011 and 2010 due to  the increase in the overall market selling price from RMB 1,972 (approximately $295) per square meter in 2010 to RMB 3,254 (approximately $492) per square meter in 2011.

Our cost of real estate leases consists primarily of maintenance, repairs and minor renewals.

The following table presents a breakdown of our cost of revenue of real estate business for the three months ended March 31, 2011 and 2010:

	March 31,		March 31,
	2011	%	2010	%
	(USD)		(USD)
Cost of real estate sales	3,017,803	96.4	1,523,346	94.6
Cost of real estate leases	114,080	3.6	86,183	5.4
Total	3,131,883	100.0%	1,609,529	100.0%

Gross Profit

The following table presents the gross profit of our businesses for the three months ended March 31, 2011 and 2010:

	March 31,		March 31,
	2011		2010
	Gross	Gross	Gross	Gross
	profit	margin	profit	margin
Project	USD	%	USD	%
Real estate property sales - Jinshan Liyuan	5,566,891	63.88%	1,468,784	48.11%
Rental property	16,405	0.19%	(25,039)	(0.82%)
Total gross profit	5,583,296	64.06%	1,443,745	47.29%

Gross profit from our real estate business increased by $4.14 million or 286.7% to $5,583,296 for three months ended March 31, 2011 from $1,443,745 for the three months ended March 31, 2010.  The increase was primary due to increased revenue from real estate sales as discussed above. The gross margin of our real estate business increased from 47.29% for the three months ended March 31, 2010 to 64.06% for the three months ended March 31, 2011.  The increase of gross margin was principally attributed to the increase in sale price per square meter and increase in sales revenue as discussed above.

Selling and distribution expenses

Our selling and distributing expenses include:(1) advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments and (2) sales commissions paid to a third-party marketing firm, to whom we outsourced the sales and marketing of the real estate property developed.

Selling expense increased 103.4% or $167,960 when comparing the three months ended March 31, 2011 and March 31, 2010. The increase in selling expense for the three months ended March 31, 2011 was primarily affected by the increase in sales commission paid to outsourced sales and marketing firm, Chongqing Xinshang Real Estate Consulting Firm ("Xinshang"). We outsourced the sales and marketing activities to Xinshang and paid sales commissions based on 2.3% of the total sales collection amount from the consulting firm.  For the same period in 2010, we were only required to pay sales commission based on 1.5% of the sales price to outside consulting firm.  As the sales commission rate increased, we paid RMB 2.03 million (approximately $319,238) as sales commission to the consulting firm for the three months ended March 31, 2011 because the actual cash collection from this agent’s sales effort was much higher within the three months ended March 31, 2011.  For the prior comparative period, we only paid $113,452 sales commission to the outside sales and marketing consulting firm.

General and Administrative Expenses

For the three months ended March 31, 2011, our general and administrative expenses were $516,855, representing an increase of $115,756 or 28.9%, as compared to that for the three months ended March 31, 2010. The increase was primarily a result of the following factors; (1) professional and consulting costs increased $159,720 because we paid more consulting and legal fees for going public in the U.S., (2) salary expense increased $50,908 because we hired more qualified personnel in order to support our public going effort, and (3) travel expense and meals expense increased $40,212 because we are trying to start a new real estate property development in Shaanxi Xi’an and, accordingly, incurred more travel and meals expense for project planning.

We expect that our general and administrative expenses will increase as we expand our business and operations.  In addition, as a result of going public, we are subject to the rules and regulations of the United States securities laws regarding corporate governance and internal controls.  Therefore, we expect to incur more cost by hiring qualified professionals who are knowledgeable about US accounting and capital markets.  Our general and administrative expense may also increase due to our need for more personnel as our business continues to grow.

Income tax expenses

Income tax expense increased $982,522 or 476.8% when comparing three months ended March 31, 2011 with three months ended March 311, 2010. The change is primarily due to increased sales revenue and taxable income for the three months ended March 31, 2011 as discussed above.

Net Income

As a result of the above factors, we reported net income of $3.49 million for the three months ended March 31 2011, as compared to net income of $680,943 for the three months ended March 31 2010. Net income increased by $2.81 million or 413.3% for the three months ended March 31, 2011. The increase in net income was primarily attributable to the increase in sales revenue, especially increase in sales price and areas sold as discussed above.

Results of Operations for the nine months ended March 31, 2011 and 2010

The following table presents an overview of our results of operations for the nine months ended March 31, 2011 and 2010.

	March 31,	March 31,	Increase	Percentage
	2011	2010	(decrease)
Total revenue	25,182,618	18,384,353	6,798,265	37%
Total cost of revenue	8,672,077	9,542,477	(870,399)	(9.1%)
Gross profit	16,510,541	8,841,876	7,668,665	86.7%
Operating expenses
Selling and distribution expenses	734,828	247,030	487,798	197.5%
General and administrative expenses	1,919,783	942,343	977,441	103.7%
Total operating expenses	2,654,611	1,189,373	1,465,238	123.2%
Operating income	13,855,930	7,652,503	6,203,428	81.1%
Total other expenses	1,983,106	281,002	1,702,104	605.7%
Income before income taxes	11,872,824	7,371,501	4,541,323	61.1%
Total income tax provisions	2,994,989	1,779,499	1,215,490	68.3%
Net income	8,877,835	5,592,002	3,285,833	58.8%

Revenue

Real estate sales

Real estate sales represented our sales revenue from sales of residential or commercial units to various buyers in China. We recognized real estate sales revenue when all the criteria for revenue recognition have been met and the property has been delivered to the respective buyer. The revenue recognition for each accounting period may vary because of the progress of the construction of the real estate property and actual property delivered to the buyer may change from time to time.

For the nine months ended March 31, 2011 and 2010, revenues from sales of our residential real estate properties were $24,823,431 and $18,076,386, representing an increase of $6,747,045 or 37.3%. Our sales revenue was affected by the number of units sold and also affected by the market price increase.  For the nine months ended March 31, 2011, the construction of buildings #1, #3, #3A, #4, #5, #10 and #11 of Jinshan Liyuan Phase III had been completed and delivered to the buyers at an average sales price of RMB 2,924 (approximately $444) per square meter. A total 756 unit of residential property have been sold during this nine month period. For the same period of 2010, 708 unit of residential property were sold at an average selling price of RMB 1,882 (approximately $277) per square meter.  In addition, in terms of total areas sold, 69,739 square meters were sold for the nine months ended March 31, 2010  and only 59,772 square meters were sold for the nine months ended March 31, 2011, with total areas sold decreasing 14.3% from 2010 to 2011. As a result, the number of unit sold increased 6.8%, and the selling price increased 55.4%.  Accordingly, real estate sales for the nine months ended March 31, 2011 increased when comparing the same period of 2010.  Revenue from real estate sales are presented in the net amount, which means sales taxes are deducted from the gross amount to get the net sales revenue. Sales tax is a one-time tariff which consists of a business tax at the rate of 5% on actual revenue. For the nine months ended March 31, 2011 and 2010, we reported sales tax in connection with the real estate sales in the amount of $1,746,849 and $1,214,640, respectively.

Revenue- Real estate lease

We have constructed and held some commercial space and basement parking lots for leasing in order to generate rental income.  Real estate properties held for lease are recorded at cost less accumulated depreciation. We have entered into several leasing contract with various outside parties and leased these commercial space or parking lots for rental income. Overall, rental income is immaterial to our total revenue.

The following table summarizes our revenue for the nine months ended March 31, 2011 and 2010 :

	2011		2010
	USD	%	USD	%
Real estate sales	24,823,431	98.5	18,076,386	98.3
Real estate lease income	359,187	1.5	307,967	1.7
Total revenue	25,182,618	100.0%	18,384,353	100.0%

Cost of  Revenues

The following table sets forth the breakdown of the costs of real estate sales for the nine months ended March 31, 2011 and  2010 , respectively:

	2011	2010
	US$	US$
Land use right costs	1,479,869	2,191,361
Direct construction cost	5,222,086	6,124,612
Au Auxiliary facility cost	1,158,549	431,187
Other costs	486,689	481,890
Total Cost of real estate sales	8,347,193	9,229,050

Our cost of real estate sales consists primarily of the cost of land use rights and construction costs. Costs of real estate sales are capitalized and allocated to development projects using the specific identification method. Costs are recorded based on the ratio of the sales value of the relevant units completed and sold to the estimated total project sales value, multiplied by the total project costs.

Land use rights costs include the premium we pay to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use cost for the nine months ended March 31, 2011, was $1,479,869, representing a decrease of $711,492 or 32.4% as compared to that of for the nine months ended March 31, 2010.

We outsource the construction of all of our projects to third party contractors, who are selected through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices.  As a result, our construction costs consisted primarily of the payments to third-party contractors, which are paid over the construction period based on specified milestones. Our direct construction cost for the nine months ended March 31, 2011 was $5,222,086, representing a decrease of $902,526 or 14.7% as compared to that of for the nine months ended March 31, 2010.

Total cost of real estate sales was $8,347,193 and $9,229,050 for the nine months ended March 31, 2011 and 2010, respectively, representing a decrease of $881,858 or 9.6%.  We allocate cost of real estate sales by using the specific identification method which means the total square meters of the property been sold times the average unit costs to determine the total cost of revenue. Our unit construction costs were basically historically determined, including the construction cost, land costs, facility costs, etc. These costs are accumulated in a cost pool and are allocated to the each building and each square meter under construction and then transfer to cost of revenue when the finished goods are sold to the buyers and when revenue can be recognized. If the unit cost is relatively stable, it is the total areas sold which determines the total cost of revenue.  For the nine months ended March 31, 2011, the average unit cost included in the property sold was RMB 912 (approximately $139) per square meter, while for the same period of 2010, the average unit cost included  in the property sold was RMB 884 (approximately $132) per square meter. Unit cost increased 5.3% from 2010 to 2011. Therefore, when comparing the total cost of revenue for the nine months ended March 31, 2011 and 2010, because total of 69,739 square meters were sold in 2010 and only 59,772 square meters were sold for the nine months ended March 31, 2011, the total areas sold decreased 14.3% from 2010 to 2011.  Revenue increased by approximately 37.3% but cost of revenue decreased by 9.6% for the nine months ended March 31, 2011 and 2010 due to the increase in the overall market selling price from RMB 1,881 (approximately $276) per square meter in 2010 to RMB 2,925 (approximately $443) per square meter in 2011.

The following table summarizes our cost of revenue for the nine months ended March 31, 2011 and 2010:

	March 31,		March 31,
	2011	%	2010	%
	（USD)		（USD)
Cost of real estate sales	8,347,193	96.3	9,229,050	96.7
Cost of real estate leases	324,884	3.7	313,427	3.3
Total	8,672,077	100.0%	9,542,477	100.0%

Gross profit

The following table presents the gross profit of our businesses for the nine months ended March 31, 2011 and 2010:

	March 31		March 31
	2011		2010
	Gross	Gross	Gross	Gross
	profit	margin	profit	margin
Project	USD	%	USD	%
Real estate property sales - Jinshan Liyuan	16,476,238	65.43%	8,847,336	48.12%
Rental property	34,303	0.14%	(5,460)	(0.03%)
Total gross profit	16,510,541	65.56%	8,841,876	48.09%

Gross profit increased from 48.09% for the nine months ended March 31, 2010 to 65.56% for the nine months ended March 31, 2011, representing a $7.6 million increase. The increase was primarily due to increased revenue from real estate sales and decrease in the cost of real estate sales as discussed above.

Selling Expenses:

Our selling and distribution expenses include: (1) advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments and (2) sales commissions paid to a third-party marketing firm, to whom the Company outsourced the sales and marketing of the real estate property developed.

Selling expense was $734,828 and $247,030 for the nine months ended March 31, 2011 and 2010, respectively, representing an increase of 197.5% or $487,798. This was because for the nine months ended March 31, 2011, we outsourced the sales and marketing activities to Xinshang and paid sales commissions based on 2.3% of the sales collection amount from the consulting firm.  In the same period of 2010, the Company was only required to pay sales commission based on 1.5% of the sales price to the outside consulting firm.  As the sales commission rate increased, the Company paid RMB 4.48 million (approximately $0.68 million) as sales commission to the consulting firm for the nine months ended March 31, 2011 because the actual cash collection from this agent’s sales effort was much higher within the nine months ended March 31, 2010. For the prior comparative period, sales commission paid to this consulting firm amounted to RMB 1.1 million (approximately $161,362).

General administrative expense:

Our general and administrative expenses principally include:

(1) Staff salaries and benefits;

(2) Traveling and entertainment expenses;

(3) Professional fees, such as audit and legal fees, and

(4) Other associated fees.

General administrative expense was $1,919,783 and $942,343 for the nine months ended March 31, 2011 and 2010, respectively, representing an increase of 103.7% or $977,441.  The increase in the general and administrative expense for the nine months ended March 31, 2011 was primarily due to the increased professional and consulting fees incurred during the period  to become a public company.    For the nine months ended March 31, 2011, we incurred such g fees of RMB 5.35 million (approximately $813,322). No such fees were incurred for the same period of 2010. In addition, we also incurred certain general administrative expenses for establishing our subsidiary Chongqing Weitai Real Estate Management Co., Ltd., Chongqing Zhaoli Real Estate Consulting Co., Ltd. and Shanxi Zhongbao Real Estate Development Co., Ltd. during the nine months ended March 31, 2011.

 Interest expense

Our interest expense primarily relates to the outstanding bank borrowings. Interest;  expense was $108,858 and $281,490 for the nine months ended March 31, 2011 and 2010, respectively, representing a decrease of $172,631 or 61.3%.  The decrease in the interest expense was because we had outstanding long-term bank loans of $11.2 million as of March 31, 2011, on which most of the interest expense has been capitalized as construction cost because the purpose of such bank loans was to use them in the construction of our real estate projects. In order to obtain these bank loans, we were required to pay RMB 850,000 (approximately $125,749) as financial expense to the bank for the loans borrowed. This was the only interest expense incurred for the nine months ended March 31, 201110 and it was offset by the interest income of RMB 162,750 (approximately $24,738)  received.  During the nine months ended March 31, 2010, in addition to the short-term bank loans, we borrowed funds from certain outside lending institutions for two or three months to use for working capital rather than project construction, and accordingly, such expense was recorded as financial expense. Total interest expense for the nine months ended March 31, 2010 amounted to $281,490 which was more than in 2011.

Other expense:

For the nine months ended March 31, 2011, we donated RMB 12 million (approximately $1.8 million)  to China Siyuan Foundation for Poverty Alleviation in order to help Three-gorges immigrants to fight against poverty and also help to green environment in the Three-gorges areas. We recorded the donation as non-operating expenses,  which are tax-deductible. No such expense was incurred in the same period of 2010.

Income tax Expense:

Income tax expense was $2,994,989 and $1,779,499 for the nine months ended March 31, 2011and 2010, respectively, representing an increase of $1,215,490 or 68.3%, primarily due to increased sales revenue and taxable income for the nine months ended March 31, 2011as discussed above.

Our company is subject to a 25% corporate income tax rate in PRC. Prior to 2010, we suffered significant operating losses. For Chinese income tax purpose, these operating losses can be carried forward and be available to reduce future years' taxable income. For the nine months ended March 31, 2011, we recorded income tax provision of $2,994,989, none of which  was deferred. For the nine months ended March 31, 2010, we recorded income tax provisions of $1,779,499 after applying the net operating loss carry-forwards of $63,137.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes, and operating loss carry-forward.

The components of deferred tax assets as of March 31, 2011 and 2010 consisted of the following:

	March 31, 2011	March 31, 2010
	US$	US$
Deferred tax assets-beginning balance	—	63,077
Deferred tax expense utilized	—	(63,137)
Effect of foreign exchange rate adjustment	—	60
Deferred tax assets, ending balance	—	—

Net income:

As a result of the above factors, we reported net income of $8.87 million for the nine months ended March 31, 2011, as compared to net income of $5.59 million for the nine months ended March 31, 2010. Net income increased by $3,285,833 or 58.8% for the nine months ended March 31, 2011. The increase in net income was primarily attributable to the increase in sales revenue and decrease in cost of real estate sales as discussed above.

Liquidity and Capital Resources:

Our principal sources of financing are our cash generated by operating activities, and borrowings from banks.

For the nine months ended March 31, 2011, net cash used in operating activities amounted to $494,374, and for the same period of 2010, net cash provided by operating activities were $447,182.  Net cash used in investing activities amounted to $437,745 and $7,729,409 for the nine months ended March 31, 2011 and 2010, respectively. Net cash used in financing activities amounted to $1,509,520 for the nine months ended March 31, 2011 and net cash provided by financing activities amounted to $6,155,947 for the nine months ended March 31, 2010.

As of March 31, 2011and June 30, 2010, our reported cash and cash equivalents were $2,980,529 and $5,248,059, respectively.  We have maintained good relationships with various local banks which we believe will provide additional capital when we need it. We believe that our cash and cash equivalents, our operating cash flows and our available borrowing sources from banks will be sufficient to finance our working capital needs in the future.

The following table presents selected cash flow data from our cash flow statements for the nine months ended March 31, 2011and 2010, respectively.

	2011	2010

Net cash (used in) provided by operating activities	$(494,374)	$447,182
Net cash used in investing activities	(437,745)	(7,729,409)
Net cash provided by (used in) financing activities	(1,509,520)	6,155,947
Effect of exchange rate changes on cash and cash equivalents	174,109	(2,379)
Net decrease in cash and cash equivalents	(2,267,530)	(1,128,659)
Cash and cash equivalents, beginning of period	5,248,059	3,655,484
Cash and cash equivalents, end of period	$2,980,529	$2,526,825

Operating Activities

Net cash used in operating activities for the nine months ended March 31, 2011 was $494,374, including net income of $8,877,836, and affected by changes in assets and liabilities such as an increase in real estate property development completed of $4,142,007 because we have completed the construction of several buildings of Phase III of Jinshan Liyuan and transferred these  completed properties out of the construction costs pool as finished inventory to be available for sales in the future,  real estate property under development increased $7,386,055 because we invested the same amount into the construction of Jinshan Liyuan Phase III and Phase IV  in response to the increased  market demand, tax payable increased $1,669,643 resulting from our increased sales activities and taxable income for the period indicated.  These increases were offset by a decrease in advance to vendors of $2,944,223 primarily due to our advance payment to one of the major subcontractor Chongqing Ruina Real Estate Construction Company ("Ruina") has been transferred into the construction costs in order to ensure the construction work of Jinshan Liyuan Phase III can be done as smoothly as expected.  Ruina is the major construction subcontractor on Jinshan Liyuan Project and we believe we have maintained a good long-term relationship with Ruina.

Net cash provided by operating activities for nine months ended March 31, 2010 was $447,182, mainly due to a decrease in real estate property under development of $4,310,770 because we completed most of the construction work on Jinshan Liyuan Phase I and II,  and transferred these amount out of the construction pool to finished inventory or delivered these completed properties to the buyers, a decrease in customer deposits of $2,339,649 representing recognition of the related amounts as revenues after meeting all conditions of revenue recognition criteria, and increase in taxes payable of $2,338,782 due to increased sales and taxable income, offset by a decrease of accounts payable of $8,798,593 because we paid the subcontractors the same amount when cash generated from operating activities became available.

Investing Activities

Net cash used in investing activities was $ 437,745 for the nine months ended March 31, 2011, including purchase of property and equipment of $437,745.

Net cash used in investing activities was $7,729,409 for the nine months ended March 31, 2010, primarily include increase of $7,727,928 in deposit and prepayment for land use right and property and equipment.

Financing activities

Net cash used in financing activities was $1,509,520 for the nine months ended March 31, 2011, which was primarily included the $3,146,400 proceeds from long-term bank borrowings, offset by repayment of bank loans of $4,705,920.

Net cash provided by financing activities was $6,155,947 for the nine months ended March 31, 2010, which included the $12,699,024 proceeds from long-term bank borrowings, offset by repayment of short-term loans of $6,543,077 to PRC banks and other financial institutions when these loans were expired.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material.

Inflation

Inflation and changing prices have not had a material effect on our business, and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.  However, our management will closely monitor price changes in the Chinese economy and the real estate industry and continually maintain effective cost controls in operations.

Seasonality

Our operating results and operating cash flows historically have not been subject to dramatic seasonal variations, although there is an increase in advertising and selling expenses when we begin pre-sales of new projects under construction.  New market opportunities or new project introductions could change any perceived patterns, seasonal or operational.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

We are exposed to interest rate risk primarily with respect to our short-term bank loans and long-term bank loans.  Although the interest rates, which are based on the banks’ prime rates with respect to our short-term loans, are fixed for the terms of the loans, the terms are typically three to twelve months for short-term bank loans and interest rates are subject to change upon renewal.  There were no material changes in interest rates for short-term bank loans renewed during the nine months ended March 31, 2011.

A hypothetical 1.0% increase in the annual interest rates for all of our credit facilities under which we had outstanding borrowings as of March 31, 2011, would decrease net income before provision for income taxes by approximately $28,135 and $84,406 for the three and nine months ended March 31, 2011.  Management monitors the banks’ prime rates in conjunction with our cash requirements to determine the appropriate level of debt balances relative to other sources of funds.  We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, all of our consolidated sales and virtually all our consolidated costs and expenses are denominated in RMB.  All of our assets are denominated in RMB, except for a small portion of cash, which is denominated in U.S. dollars.  As a result, we are exposed to foreign exchange risk as our sales and results of operations may be affected by fluctuations in the exchange rate between U.S. Dollars and RMB.  If RMB depreciates against the U.S. Dollar, the value of our RMB sales, earnings and assets as expressed in our U.S. Dollar financial statements will decline.  Assets and liabilities are translated at exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates.  Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of shareholders’ equity.  We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

The value of the RMB against the U.S. dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions.  Since July 2005, the RMB has not been pegged to the U.S. dollar.  Although the People’s Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the RMB may appreciate or depreciate significantly in value against the U.S. dollar or Euro in the medium to long term.  Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in RMB exchange rate and lessen intervention in the foreign exchange market.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results.  Although we do not believe that inflation has had a material effect on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Item 4.     Controls and Procedures.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Section 404 of Sarbanes-Oxley (SOX).  The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer, who serves as the Company’s principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments.  Based on that evaluation, management concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the review of our financial statements as of March 31, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and mofnitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

The Company is committed to improving its financial organization. As part of this commitment, the Company will seek to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function including: (i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company’s board.  In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses: (a) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (b) ineffective controls over period end financial close and reporting processes.  Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department.  Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur.  We believe that these actions coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Because of the inherent limitations in all control systems, our evaluation of controls can only provide reasonable assurance that all control issues, if any, within a company have been detected. Such limitations include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures, such as simple errors or mistakes or intentional circumvention of the established process.  The company thus hereby conclude that the Company's disclosure controls and procedures are not effective at a reasonably assurance level.

During the Company's quarter ended March 31, 2011 covered by this  Quarterly Report on Form 10-Q, the Company acquired Dahua and its business operations.  As a result, management believes that the material weakness related to bank accounts identified in Item 9A in our annual report on Form 10-K for the fiscal year ended October 31, 2010 has been remediated.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 5.     Other Information.

None

Item 6.     Exhibits.

Exhibit No.	Description

2.1
Share Exchange Agreement, dated February 11, 2011, by and among the Company, China Dahua Group International Holdings Property Ltd., and its sole shareholder (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

3.1	Amended and Restated Articles of Incorporation

3.2	By-laws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-1 (File No. 333-164577) filed on January 29, 2010)

10.1
Bill of Sale and Assumption Agreement, dated February 11, 2011, between the Company and Fitway Holdings Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.2
Stock Purchase Agreement, dated February 11, 2011, between the Company and Margret Wessels (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.3
Stock Purchase Agreement, dated February 11, 2011, between Haoji Xia and Margret Wessels (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.4
English Translation of Business Operation Agreement, dated November 10, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.5
English Translation of Exclusive Managerial Consulting Services Agreement, dated November 9, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.6
English Translation of Equity Pledge Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.7
English Translation of Voting Proxy Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.8
English Translation of Exclusive Acquiring Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.9
English Translation of Financial Adviser Agreement, dated May 6, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and MorleyMorgan Capital & Investment Group, Ltd. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZHONGBAO INTERNATIONAL, INC.

Date: May 16, 2011	By:	/s/ Haoji Xia
Haoji Xia
Chairman, President, Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

ZHONGBAO INTERNATIONAL, INC.
EXHIBIT INDEX

Exhibit No.	Description

2.1
Share Exchange Agreement, dated February 11, 2011, by and among the Company, China Dahua Group International Holdings Property Ltd., and its sole shareholder (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

3.1	Amended and Restated Articles of Incorporation

3.2	By-laws (incorporated by reference to Exhibit 3(ii) of the Company’s Registration Statement on Form S-1 (File No. 333-164577) filed on January 29, 2010)

10.1
Bill of Sale and Assumption Agreement, dated February 11, 2011, between the Company and Fitway Holdings Corp. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.2
Stock Purchase Agreement, dated February 11, 2011, between the Company and Margret Wessels (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.3
Stock Purchase Agreement, dated February 11, 2011, between Haoji Xia and Margret Wessels (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.4
English Translation of Business Operation Agreement, dated November 10, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.5
English Translation of Exclusive Managerial Consulting Services Agreement, dated November 9, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.6
English Translation of Equity Pledge Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.7
English Translation of Voting Proxy Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.8
English Translation of Exclusive Acquiring Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)

10.9
English Translation of Financial Adviser Agreement, dated May 6, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and MorleyMorgan Capital & Investment Group, Ltd. (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (File No. 000-54204) filed on February 11, 2011)