Form 10-K
period 2011-06-30
Zhongbao International, Inc.
filed 2011-09-28
CIK 1481056

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission file number: 000-54204

ZHONGBAO INTERNATIONAL, INC.
(Exact name of Registrant as Specified in Its Charter)

Nevada	27-0938396
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

No. 7 Minsheng Road, Yuzhong District
Chongqing, People’s Republic of China	400010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

+86 023-86118735

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:   NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

COMMON STOCK, PAR VALUE $0.0001 PER SHARE

Name of each exchange on which registered: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes  ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☐  No ☒

The aggregate market value of the shares of common stock, par value $0.0001 per share, of the registrant held by non-affiliates on June 30, 2011 was $0.

There were 28,520,490 shares of common stock of the registrant outstanding as of September 26, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Introductory Note

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K (this “Form 10-K”) to the “Company,” “Zhongbao International,” “we,” “us” or “our” are references to the combined business of Zhongbao International, Inc. and its consolidated subsidiaries.  References to “Dahua” are references to our wholly-owned subsidiary, China Dahua Group International Holdings Property Ltd., a BVI company; references to “HYG” are references to our wholly-owned subsidiary, Hao Yu Group Limited, a Hong Kong company; references to “Difa” are to our wholly-owned subsidiary, Chongqing Difa Investment Management Limited Company, Limited, a PRC wholly foreign owned enterprise; references to “Zhongbao” are to our variable interest entity, Chongqing Zhongbao Investment Group Co., Ltd.  References to “RMB” are to Renminbi, the legal currency of China, and all references to “$” and dollar are to the U.S. dollar, the legal currency of the United States.

References to “China” or “PRC” are references to the People’s Republic of China.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements and information relating to Zhongbao International that are based on the beliefs of our management as well as assumptions made by and information currently available to us.  Such statements should not be unduly relied upon.  When used in this report, forward-looking statements include, but are not limited to, the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan” and similar expressions, as well as statements regarding new and existing products, technologies and opportunities, statements regarding market and industry segment growth and demand and acceptance of new and existing products, any projections of sales, earnings, revenue, margins or other financial items, any statements of the plans, strategies and objectives of management for future operations, any statements regarding future economic conditions or performance, uncertainties related to conducting business in China, any statements of belief or intention, and any statements or assumptions underlying any of the foregoing.  These statements reflect our current view concerning future events and are subject to risks, uncertainties and assumptions.  There are important factors that could cause actual results to vary materially from those described in this report as anticipated, estimated or expected, including, but not limited to: competition in the industry in which we operate and the impact of such competition on pricing, revenues and margins, volatility in the securities market due to the general economic downturn; Securities and Exchange Commission (the “SEC”) regulations which affect trading in the securities of “penny stocks,” and other risks and uncertainties.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward- looking statements, even if new information becomes available in the future.  Depending on the market for our stock and other conditional tests, a specific safe harbor under the Private Securities Litigation Reform Act of 1995 may be available.  Notwithstanding the above, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stock.  Because we may from time to time be considered to be an issuer of penny stock, the safe harbor for forward-looking statements may not apply to us at certain times.

PART I

Item 1.  Business.

Description of Business

Business Summary

We are engaged in the real estate development business.  We develop and sell residential and commercial properties, targeting middle income customers in the urban areas of Chongqing, one of four direct-controlled municipalities (the other three being Beijing, Shanghai and Tianjin).  Chongqing has a population of over 30 million people and is an important manufacturing, industrial, commercial and transportation base in southwestern China.  With its growing auto, chemicals and pharmaceuticals industries to complement its strong industrial, food, construction and tourism industries, Chongqing’s GDP reached RMB 652.8 billion in 2009, representing an annual growth rate of 14.3%.

As of June 30, 2011, the Company has completed one project (Jinta Mansion) and significant portion of the first three phases of another project (Jinshan Liyuan) . Total  gross floor area, or GFA, of Jinshan Liyuan Project is 407,603 square meters, among which 329,667 square meters from the first three phases have been completed as of June 30, 2011.  In addition, we are looking to start the construction work of the fourth phase of an existing project (Jinshan Liyuan) which has a total GFA of 65,000 square meters and the first phase of Xi’an new project with total GFA of 50,000 square meters.  The Company has been awarded the “Enterprise Social Credibility Brand Unit” by the Chongqing real estate industry during 2008 and 2009.  Since inception in 2001, the Company has been awarded “Chongqing Credibility Enterprise in Real Estate Industry,” “Model Chinese Enterprise for Trustworthy Operation” and “China Model Enterprise of Integrity”, and is one of the top twenty private tax-paying enterprises in Yuzhong District, Chongqing.

Our mission is to provide convenient living space to middle income customers in Chongqing by focusing on new development projects that build upon the urbanization of Chongqing, by refurbishing Chongqing’s existing historical buildings and by expanding into other provinces in China. We believe the real estate development opportunity in Chongqing is unique because of the effort by the Chinese government to promote urban and rural integration in Chongqing while maintaining main-line housing conditions, public space and service facilities.  A brand new area for an industrial cluster, called the Liangjiang New Area, has also been developing in Chongqing, which is meant to attract a large number of enterprises to the area.  Additionally, there are a number of opportunities to develop and refurbish existing old buildings given the frenetic pace of reconstruction in Chongqing’s old city center.

We are well positioned to take advantage of this opportunity given our experience and location in Chongqing and targeting products to middle incomer customers through either new construction or reconstruction of older buildings.  We can also take advantage of low land, building and personnel costs in Chongqing, as well as our standardized design and operating model.

Competitive Strengths

We believe the following strengths allow us to compete effectively in the Chinese real estate development industry:

•           Location in Tier II and Tier III cities.  Although there is no official criteria for what distinguishes a Tier II city from a Tier III city, in China cities are usually classified according to economic condition and population. According to the Chongqing City Overall Planning, from 2005 to 2020, the urban population of Chongqing will likely increase by 10 million by 2020 which assumes the urbanization rate will reach 60%.  This will result in about 22 million permanent residents in Chongqing living within one hour of its economic center, which is roughly 71% of the whole population of Chongqing.  As a result, there will be one mega-city, five big cities, seven medium-sized cities and some small cities formed in this region.  In the future, Chongqing will be an urban agglomeration consisting of medium-sized cities and satellite towns centering the main city, as its development is not only enlarging main city, but also forming into medium-sized cities and satellite towns.  For its real estate industry, it means that in the next 10 years, both medium-sized cities and satellite towns will see a great opportunity for further development.  We already have four development projects in the main city and radiating surrounding area.

•           Reconstruction of Old Buildings.  In order to achieve a livable Chongqing, its government is promoting the reconstruction of 12 million square meters of old and dilapidated buildings in the city center in the next two and a half years. We already have successfully partnered with others in three such projects.

•           Cost Advantages.  With land cost being the principal cost of real estate development, we have focused on acquiring land from public auctions, reconstructing old buildings with governmental assistance and focusing on developing non-agricultural land.  In 2008, a policy was adopted by the local PRC government to encourage reconstruction in the center city. As a result, we now can receive reimbursements from local governments for certain costs related to city construction, land transfers, and license fees for planning permits when we reconstruct older buildings in the center city. We already focus on cost controls related to materials through existing standardized operations developed over years of operation.

Project Development Process

We have adopted a systematic approach to real estate development that includes land rights acquisition, site planning and development, architecture and engineering, construction, marketing and pre-sales.

We acquire land rights by participating in public tenders, auctions, and listings for sales of land. In the future, we may also consider purchasing distressed projects that have not been completed.  After we have obtained the development rights for land, we usually are required to pay a land premium to acquire the land rights, in accordance with local laws and regulations.  For all of our restoration projects, we partner with local governments and purchase land use rights directly from local governments.

Based upon our experience in the market in which we operate, while the government previously allowed land to be transferred from the government to private holders by agreement, regulations now provide that all land use rights are granted by way of a public auction, held by the land bureau of the relevant local government.  A public invitation to bid is published in major newspapers and a deadline is set.  The land bureau then appoints a project-specific task team to evaluate qualifications and bids submitted by developers.  Qualification credentials examined by the government typically include: track record of development activity, financial strength, development qualification level under Certificates of the Qualifications of Real Property Development Enterprises issued by the Ministry of Housing and Urban-Rural Development (levels are 1-4), and experience/history in cooperating with the government in public projects.  There is typically a comprehensive ranking system with points assigned to each qualification category.  Bidders who do not meet all of the qualification requirements are disqualified.  Both the bid amount and the overall points received in the ranking system are used to select which bidder is to be granted the land use rights.  The successful bidder will be asked to enter into a written contract providing for the grant of the land use rights.  Upon signing the contract, the grantee is required to pay the land premium and the contract is submitted to the local bureau, which then issues the land use right certificate.

We finance our project developments through a combination of four sources:  cash on-hand, additional capital from our owners or unaffiliated third parties, bank loans, and cash paid by customers when they sign pre-sales purchase agreements for their apartments.  The proportion of the funding sources varies by project.

First, we select the site, acquire the land use rights, and cover the preliminary development costs using our own cash and capital from our owners, who are the customers to whom we pre-sell our units. We next obtain loans from commercial banks and/or from investors to continue the project.

As our construction progresses, we reach the stage where we are permitted to begin selling the apartments and to complete pre-sales agreements with our customers.  Our customers, in most cases, pay 30% to 60% of the apartment price in cash when they sign the purchase agreement.  Within two months, the remaining balance is paid off with the proceeds from their mortgage financing.  Customers who do not need mortgage financing pay 95% of the apartment price in cash when they sign the purchase agreement with the balance paid when they receive evidence of ownership from us. Keeping in line with industry practice in China, we provide guarantees to PRC banks with respect to loans procured by our customers. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties.

The net proceeds from the sales of the properties add to our retained earnings.  The cash cycle then begins again with the selection of new sites and the acquisition of the development and land rights. Once all of the units in a building are sold, we have no further interest in the building. A property management company handles maintenance, security and other matters related to the building.

Projects

As of June 30, 2011, we have completed the first two phases and most of Phase Three of our Jinshan Liyuan project.  In the upcoming fiscal year  2012, we will commence two new projects, with a total GFA of 115,000 square meters.  These projects include: Jinshan Liyuan-Phase 4, with GFA of 65,000 square meters; and Xian Project-Phase 1, with GFA of approximately 50,000 square meters.  All of our housing projects feature secured parking, cable TV access, hot water, and access to natural gas.  Sales revenue from these two new projects is estimated to total $75.3 million from July 1, 2011 to June 30, 2012. The factors that determine the number of projects we are able to work on during any given year depends upon the number of available opportunities in the real estate market and the amount of funding and financing available.

We also secured additional land use rights for two projects with a total land area of approximately 25,700 square meters.  On these properties, we plan to construct, among others, high-rise residential apartment buildings and parking garages.

We classify our projects into three categories:

•           Projects in planning, where we have obtained the land use rights and the construction has yet to start;
•           Projects under construction, in which all buildings have not been completed; and
•           Completed projects, where the construction of all buildings has been finished.

Projects  Planning

Currently, our projects in planning, including land reserves, total two properties with a land area of 25,700 square meters.

The table below titled “Projects in Planning” shows estimates of our total sales, estimated total profit, and estimated net profit margin for each project currently in planning.  The estimates are based on typical selling prices and costs per square meter, which are reasonably predictable in China’s current economy, as well as based on our experience in projects completed and under construction.

In regard to sales projections relating to each project described in the section headed “Projects in Planning,” the basis for these projections is comprised of two variables: each project’s total GFA in square meters to be sold and the projected unit sales price in dollars per square meters.  The total projected sales for each project is therefore calculated by the following formula:

Projected sales = Projected GFA x Projected unit price

For properties that are under planning, the total projected GFA is calculated based on the following factors:
•           the floor area ratio approved by governmental regulatory agencies in the land grant contract, which is the ratio of the total floor area of buildings on each particular site to the size of the land of that location, or the limit imposed by zoning regulations and the regulatory agencies on such a ratio.  Expressed as a formula, floor area ratio equals total covered area on all floors of all buildings on a certain parcel divided by area of the parcel.  Therefore, the maximum allowable GFA that can be constructed on each particular site is calculated by multiplying the floor area ration by the size of the parcel.

•           Physical and design adjustments, which are typically applied to the maximum allowable GFA in order to arrive at a projected GFA to be constructed and sold.  These adjustments are typically provided through a combination of the Company’s Engineering Department and professional engineering/architectural services that we use. The projected GFA is typically subject to further adjustment upon completion of construction blueprints.

For unit price projections, we use the market comparable method and take into consideration site-specific zoned uses.  The primary basis for such estimates is the Company’s proprietary internal projections.  We use our internal database of historical comparable selling prices in the same market for the same product type (residential, office, commercial, etc.) in arriving at the unit price estimates for each project.  In addition, we typically interview experienced local real estate brokers and gather comparable data of similar properties in the same trade area being traded within a reasonable period of time, in coming up with comparable unit prices.  However, these brokers do not typically engage in a thorough review process with the Company and do not provide written reports.

In regard to profit projections, we deduct our estimated development costs (including acquisition cost for land use rights, construction cost, design/engineering cost, legal fees, governmental approval costs, advertising, commissions and other selling expenses) from the sales projection discussed above, and arrive at the estimated net profit.  The projected profit for each project is therefore calculated by the following formula:

Projected profit = Projected sales – Estimated development costs

The basis for projecting the estimated development costs is the Company’s proprietary database of historical development costs of similar projects in the same or comparable markets. In making these cost projections, the Company also follows guidelines provided in the Construction Cost Budget Standard Index published by the Chongqing Municipal Government, a widely accepted construction cost index in the real estate industry in our market. The accuracy of the projections is helped by the fact that acquisition cost for land use rights, one of the primary components of development costs, is already known.  The Company does not typically retain outside firms in making development cost projections.

In regard to sales projections, we use the market comparable method, taking into consideration site-specific zoned uses, in computing the total sales projection for each of these projects.  We typically apply our local knowledge based on our substantial past experience in the specific market, as well as consult experienced local real estate brokers and gather comparable data of similar properties in the same trade area being traded within a reasonable period of time, in coming up with comparable prices.

In regard to net profit projections, we deduct our estimated development costs (including land cost, construction cost, advertising, commissions and other selling expenses) from the sales projection, and arrive at the estimated net profit.

Estimated total sales, total profit, and net profit margin shown in projects in planning assume that 100% of the total available gross floor area will be sold during the project’s selling period, which typically extends up to two years or so after construction has been completed, although in some cases we may further extend the selling period until all units are sold.  In some cases, after most of the apartments or commercial space have been sold, a few units will remain unsold, at which point we typically lease out the space to have it generate revenue while still keeping the unit listed as available for sale but under lease.  After some period of leasing, we typically will sell the unit at a large discount to complete the sales of all the units.

Our projections are subject to a number of limitations.  Our projects in planning do not yet have specific dates for the commencement and completion of construction.  These dates are primarily determined by the availability of funds to initiate and complete the projects.  The projects typically take from 1.5 to 3.5 years to complete, depending mainly on the square meters to be constructed, height of the buildings, number of buildings, and complexity of the projects.

Because the dates of the commencement and completion of construction for the projects in planning have not yet been determined and we do not know the number of shares of common stock that would be outstanding in the future years when the projects may be under construction and reach completion, we have not provided potential or estimated earnings per share contributions for each project because they are unlikely to be accurate and could be misleading.  The Company did not retain an outside firm to review the projections.  The numbers shown are single best estimate based upon accepted market wide methods.  The Company expects to update the data in the Projects in Planning table at least annually in its earnings news release, related Current Report on Form 8-K and its Annual Report on Form 10-K.  If the projects in planning change materially during the year, the Company expects to update the table in its quarterly earnings news release, its related Current Report on Form 8-K, and in its Quarterly Report on Form 10-Q.

Projects in Planning

Projects in Planning U.S.
Dollars in Millions						Estimated
	Project Name	Location	Type	Land sq. m.	GFA sq. m.	Total sales ($)	Total profit ($)	Net profit margin (%)

1	Jinshan Liyuan- Phase 4	Nanchuan, Chongqing	Residential	13,200	65,000	41.7	4.2	10

2	Xian Project- Phase 1	Weiyang District, Xian	Residential	12,500	50,000	33.6	3.3	10
				25,700	115,000	75.3	7.5	10

Projects Under Construction

We have one residential phase under construction for an existing project, Jinshan Liyuan – Phase 4, in Nanchuan, Chongqing, with a total GFA of 65,000 square meters.

At the time construction starts, the costs per square meter for each project or phase under construction are reasonably predictable because the construction costs are generally specified in the construction contracts.  The selling prices per square meter are estimated using a combination of (1) a selection from a typical range of estimated percentage markups from the estimated costs per square meter, (2) the selling prices per square meter for comparable properties currently selling in the market, and (3) the estimated potential change in the selling prices during the period in which the apartments are being sold.  The period of sales for each project or phase can range from six months to approximately six years.  We estimate that approximately 80% of the units will be sold in the first two years and the remaining 20% will be sold in the third year.  Typically, projects with a longer construction/sales period are often those constructed in sequential phases, such as the Jinshan Liyuan project.  Additionally, in China, apartments are generally pre-sold during construction.  This sales method often accounts for the higher percentage of sales in the earlier years of the multi-phase projects.

In estimating potential changes in selling prices during construction and prior to sales, we also consider our estimate of the direction and magnitude for the economy in China and in the local geographic region where each project is located, the change in consumers’ buying power that result from potential economic changes, and potential changes in taxation, available purchase financing, and government policies that influence housing and commercial property purchases, as well as likely changes in the market inventory of apartments or commercial space to be sold. The tightening of the credit markets in the PRC and the limited availability of financing may have an adverse impact on our business, as our customers seek approval from banks for their mortgage financing. This also impacts our ability to get financing on reasonable terms. We also consider our experience in selling prices and construction costs for projects that have been recently completed and for our other projects currently under construction.

In some cases, after most of the apartments or commercial space have been sold, a few units will remain unsold, at which point we typically lease out the space to have it generate revenue while still keeping the unit listed as available for sale but under lease.  After a period of leasing, we typically will sell the unit at a large discount to complete the sales of all the units.

Completed Projects

Since our inception in 2001, we have completed our Jinta Mansion project in the Yuzhong District, Chongqing, with total GFA of 47,729 square meters, and most part of the first three phases of our Jinshan Liyuan project in Nanchuan, Chongqing , having a total GFA of 329,667 square meters.   Total completed GFA from these two projects amounted to 377,396 square meters as of June 30, 2011.

Although our typical selling period lasts no more than two years after the completion of construction, which is evidenced by the selling history of the majority of our completed projects, we have extended the selling period of Jinshan Liyuan project because the delay in the demolition of the old-town and the relocation of the existing residents in light of of that demolition delayed our acquisition of the land use right for Phase Four construction.  The remaining GFA for this project still remains in the prolonged selling period as of June 30, 2011 and the selling period will end as soon as they are sold.  The Jinta Mansion project completed sales in 2007.

All projects have included secured parking, cable TV, hot water, and access to natural gas.

Architecture, Engineering and Construction

We outsource the architecture, engineering, and construction of our projects. We work with several architecture and engineering companies. We collaborate with them on the site and building designs and rely on them for the detailed execution of the design concepts.  We also outsource our project construction to qualified subcontractors who are the winners in our competitive bidding process, which is based on required quality and lowest price. Our contracts, typically fixed-priced, provide for periodic payments during construction.

Below is a list of some of the key companies to whom we outsource these services:

Company Name	Service Provided

Hunan Gao City Fire Fighting Co., Ltd.	Installation of fire protection systems
Chongqing Ruina Construction Engineering Co., Ltd.	Construction
Nanchuan Fengyuan Water Facility Supply Co., Ltd.	Installation of water supply facility
Chongqing Yuchuan Natural Gas Co., Ltd.	Installation of natural gas pipelines

Quality and Performance

We and our chosen architects and engineers supervise the construction by our contractors. In addition to the construction, our contractors are responsible for purchasing all building materials, including the two main building materials, steel and concrete. Contractors are required to perform to their working plan and adhere to the specifications in our construction plans and contracts. We have delivered all our projects to our customers on or before the due date and at or above the quality specified in the customers’ purchase agreements.

Our finished construction includes the completed buildings with all public portions of the buildings fully finished and all of the common grounds landscaped. The apartment interiors typically are finished to the gray shell stage. This permits the apartment buyers to select their own interior design and finishing companies, so they can get all the features, fixtures, fittings, furnishings, textures, and colors they prefer. This separation of responsibilities between the real estate developer and the independent interior designers and finishers is traditional in China.

Sales and Marketing

In marketing our properties, we use our own marketing team, but occasionally outsource our marketing and sales efforts to independent sales agents. To market our properties, we use a combination of advertisements in newspapers, magazines, television, and outdoor billboards, in addition to news releases that generate media stories about our projects.

To help customers choose among the apartment layouts that we offer, we usually create fully finished and furnished show rooms that give them a sound basis for deciding exactly what they want. We pay for the completion of these marketing show rooms. After most of the units in the development have been sold, we sell the show rooms as residences, usually at premium prices.

Target Customers

Our target customers are households with incomes ranging from $455 to $910 per month, which represent 40% of the population in the greater Chongqing metropolitan area.

Employees

We have a total of 53 employees, of which 37 have at least college degrees.  We believe our relationships with our employees are good. The chart below describes the number of employees per department:

Department	Total
Administration	18
Engineering	18
Project Management	6
Finance	8
Sales	3
Total	53

Intellectual Property

We do not own or license any material intellectual property rights.

Industry Overview

China’s real estate industry is in an integral part of its economy that is growing in large part due to the continuing pace of industrialization and capital-intensive industries and a strong economy, at both the national and regional level.  Additionally, the real estate sector is highly influenced by regional economies – the richer the region, the more rapid the development of its real estate industry. The information set forth below in this overview of the China real estate industry is the most recent industry information that we have available.

China has experienced rapid economic growth in the last 20 years. According to the National Bureau of Statistics, China’s GDP achieved an annualized growth rate of 17.1% from 2004 to 2008. According to the National Bureau of Statistics of China, China’s GDP in 2009 was RMB 33.5 trillion, up 8.7% from 2008.

With the pace of the national economy, investment in fixed assets has been increasing.  In 2009, the total fixed assets investment was RMB 22.5 trillion, up 30.1% from the previous year.  The investment in real estate in 2009 was RMB 3,623.2 billion, up 16.1% from the previous year.  This investment was principally in commercial residential buildings (RMB 2,561.9 billion, up 14.2% from 2008), with office buildings (RMB 137.8 billion, up 18.1% from 2008), and other commercial buildings (RMB 417.2 billion, up 24.4% from 2008) also increasing significantly.  From 2007 though 2009, investment in fixed assets had an annual growth rate of over 25% despite the global financial crisis.

Investments in Fixed Assets from 2007 to 2009

Year	2007	2008	2009
Fixed assets investment (RMB Billion Yuan)	13,732.4	17,282.8	22,484.6
Growth rate (%)		25.9	30.1

Source: State Statistics Bureau

Despite additional real estate developments and stable growth of the economy, the value of real estate has continued to grow in large part due to demand and urbanization.  More and more people are willing to invest in housing given real estate appreciation.

Residential Sale Price Index from 2007 to 2009

Year	2007	2008	2009
New housing price index (last year’s price index=100)	108.2	107.1	101.3
Second-hand housing price index (last year’s price index=100)	107.4	106.2	102.4

Source: State Statistics Bureau

With a growing disparity between income levels of urban households and rural households, and stable employment levels forecasted, there is growing demand for residential real estate, therefore we believe there is a significantopportunity for the real estate industry.

Revenue of Chinese Families from 2007 to 2009

Year	2007	2008	2009
The per-capita disposable income of urban households (annual)	13,785.8	15,780.8	17,175
Growth rate over the previous year (%)		14.5	8.8
The per-capita net income of rural households (Yuan)	4,140.4	4,760.6	5,153
Growth rate over the previous year (%)		15.0	8.2

Source: State Statistics Bureau

This is consistent with the experience of residents of Chongqing.

Income of Chongqing’s Households by Source

Income Composition	2002	2003	2004	2005	2006	2007	2008	Average Annual Increase
Disposable income (RMB Yuan)	7,238.07	8,093.67	9,229.96	10,244	11,569.7	13,715.3	15,708.7	13.79%
Total Income of Households (RMB Yuan)	7,663.32	8,671.91	9,910.09	11,079.2	12,548.9	14,754.4	16,740.4	13.91%
among them: Wages Income (RMB Yuan)	5,190.98	6,288.55	7,162.97	7,849.05	9,266.42	10,907.2	12,282.7	15.44%
Operational income (RMB Yuan)	188.48	114.13	228.53	492.44	525.23	599.29	715.8	24.91%
Property Income (RMB Yuan)	44.9	80.8	109.67	188.22	192.87	248.72	216.97	30.02%
Transfer Income (RMB Yuan)	2,238.96	2,188.43	2,409.2	2,549.97	2,564.39	2,999.13	3,524.95	7.86%

Source: Chongqing Statistics Bureau

This demand has been institutionalized by Chinese government policy, especially in Tier II and III cities.  In 2009, the Central Economic Work Conference proposed that urbanization will focus on small and medium sized cities and Tier II and III cities.  Accordingly, the real estate industry, particularly housing industry, will transition from China’s traditional urbanization center, such as Beijing and Shanghai, to focus on midwest cities, Tier II and III cities and middle and small sized cities.

In order to depress real estate prices, in April 2010, China’s State Council issued a series of policies to regulate and control such prices, which addressed real estate speculation and housing prices increasing too fast in Tier I cities.  The actual effect was that the housing price in Tier I cities fell dramatically. However, because urbanization in Tier II and III cities has not been completed, there remains significant demand from first-time buyers and owner-occupied real estate even with decreased demand for investing and speculating purposes. Accordingly, we do not expect housing prices in Tier II and III cities to drop by as large a margin as those in Tier I cities.

Daily Average Deals of New Housing in Major Cities Chart from 2007 to Middle of 2010

Cities (TIER)	2007	2008	2009	From January to April 2010	April 1 to April 17	April 18 to April 30	May 1 to May 14
Beijing (I)	350	250	350	280	401	240	168
Shanghai (I)	645	413	669	364	496	365	181
Guangzhou (I)	258	166	260	200	178	188	122
Shenzhen (I)	138	121	189	93	144	58	42
Hangzhou (II)	101	65	182	73	229	70	45
Tianjin (II)	239	128	347	263	367	329	193
Nanjing (II)	252	116	266	133	215	185	45
Wuhan (II)	315	165	329	345	493	595	371
Chongqing (II)	448	365	723	638	491	659	469
Qingdao (II)	-	-	237	205	245	288	167
Changsha (II)	-	120	264	327	417	577	383
Suzhou (II)	157	95	213	125	247	135	39
Chengdu (II)	-	-	-	-	287	343	333
Note: In the Table, Information of Hangzhou, Wuhan and Chongqing are on commercial housing and the rests are on residential housing.

With the Chinese government focusing on developing its Tier II and Tier III cities, Chongqing is no exception.  Chongqing is one of four municipalities directly under the control of the national government (the other three being Beijing, Shanghai and Tianjin) and has a population of over 30 million people. Generally, muncipalities under the control of the national government provide some benefits and preferences to developers in these muncipalities, so as to spur the development of the local economy.  It is an important manufacturing, industrial, commercial and transportation base in southwestern China.  With its growing auto, chemicals and pharmaceuticals industries to complement its strong industrial, food, construction and tourism industries, Chongqing’s GDP reached RMB 652.8 billion in 2009, representing an annual growth rate of 14.3%.

Chongqing’s GDP from 2004 to 2008

	GDP per capita (RMB Billion Yuan)
Year	2004	2005	2006	2007	2008
GDP	269.3	307.0	345.2	412.3	509.7
Index	112.2	111.5	112.2	115.6	114.3

Source: Chongqing Statistics Bureau

Given the rapid growth, the Chinese government has established its third National Special Economic Zone, the only new national level zone, in Chongqing called the Chongqing Liangjiang New Area.  Like the Shanghai Pudong New Area and Tianjin Binghai New Area before it, many expect the preferential policies to expand financing and investment in the area.  The Liangjiang New Area is 1,200 square kilometers, with about 400 square kilometers dedicated for development and construction and 150 square kilometers for more dense construction.

Additionally, the municipal government in Chongqing is also looking to balance its urban and rural development.  It has estimated that, given its urbanization rate, 60% of its registered population will be in urban areas, with 10 million farmers becoming “new residents” in the next ten years.  This pace is really just a continuation of demand over the last ten years.

Sales Area of Chongqing Commercial Housing from 2000 to 2009

Year	Sales area (10000 sq m)	Year-on-year growth (%)	Gross sales (100 million Yuan)	Average price (Yuan/sq m)
2000	579.96	-	78.37	1351.3
2001	746.05	28.6	107.65	1442.93
2002	1016.58	36.3	158.15	1555.71
2003	1316.83	29.5	210.23	1596.49
2004	1317.12	0	232.64	1766.28
2005	1559.76	18.4	312.73	2004.99
2006	2228.46	42.9	505.69	2269.24
2007	3552.92	59.4	967.31	2722.58
2008	2872.19	-19.2	800	2785.33
2009	4002.89	39.4	1377.76	3441.92

Source:  Chongqing Statistics Information Network.

Company Background

Our History and Corporate Structure

Prior to February 11, 2011, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The Company was originally incorporated in the State of Nevada on September 30, 2009 under the name “FITWAYVITAMINS, Inc.” as a development-stage company that intended to create a line of vitamins, protein powder, nutritional bars for the general public.  From our inception until we completed our reverse acquisition of Dahua on February 11, 2011, we had no operations.

On February 11, 2011, the Company entered into a Share Exchange Agreement (the ”Exchange Agreement”) with Dahua, a British Virgin Islands company, and Mr. Haoji Xia.  Mr. Xia (the ”Dahua Shareholder”) owns 100% of the issued and outstanding capital stock of Dahua.  Pursuant to the Exchange Agreement, the Dahua Shareholder exchanged all of his shares in Dahua for the issuance of a total of 1,616,161 shares (equivalent to 24,242,415 shares after the 14-for-1 forward stock split in March 2011) of the Company’s common stock, par value $0.0001 per share.  The closing of the share exchange took place on February 11, 2011.  As a result, Dahua is now the Company’s wholly-owned subsidiary.  Dahua is a holding company that owns 100% of the equity of HYG, a limited liability company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China.  HYG owns 100% of the equity of Difa, a wholly foreign-owned enterprise organized under the laws of the PRC.  On November 10, 2010, Difa entered into a various agreements, including a business operation agreement, an exclusive managerial consulting services agreement, an equity pledge agreement, a voting proxy agreement and an exclusive acquiring agreement, with Zhongbao, a limited liability company organized under the laws of the PRC, to manage and operate the real estate business activities of Zhongbao, principally residential apartments, commercial properties and car parks.  All of the business of Zhongbao is located in the PRC.

Additionally, on the closing date of the share exchange, immediately prior to and as a condition to the completion of the Exchange Agreement, the Company entered into a stock purchase agreement (the ”Split-Off Agreement”) with Margaret Wessels, the Company’s then Chairperson, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director.  Pursuant to the Split-Off Agreement, Ms. Wessels agreed to purchase all of the issued and outstanding shares of Fitway Holdings Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Fitway Holdings”), in consideration of the transfer to the Company of 2,000,000 shares of the Company’s common stock owned by Ms. Wessels ofr immediate cancellation.  Fitway Holdings owns all of the assets and has assumed all of the liabilities, contingent or otherwise, of the Company which existed prior to the closing of the share exchange.  As a condition to the completion of the Exchange Agreement, Mr. Xia and Ms. Wessels entered into a stock purchase agreement (the ”Stock Purchase Agreement”) pursuant to which Mr. Xia agreed to purchase 8,000,000 shares of the Company’s common stock owned by Ms. Wessels for an aggregate purchase price of $320,000.  Immediately after the consummation of the share exchange transaction, Mr. Xia caused such shares of common stock purchased from Ms. Wessels to be transferred back to the Company for cancellation.  The closing of both of these transactions took place on February 11, 2011, the closing date of the share exchange.  As a result of these transactions, Ms. Wessels no longer owns any shares of the Company’s common stock.

As a condition to the closing of the share exchange, Mr. Xia was appointed to the board of directors of the Company effective upon the closing, with Mr. Xia named Chairman of the Board.  Ms. Wessels submitted her resignation as a director, which  took effect ten days after the mailing  to the Company’s shareholders of an information statement that was filed with the SEC on February 11, 2011 in compliance with Rule 14f-1 under the Exchange Act. Also, as a condition to the closing of the share exchange, Ms. Wessels resigned as President, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary of the Company, Mr. Xia was appointed President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

Immediately prior to the share exchange, the Company had 75,000,000 shares of common stock, par value $0.0001 per share, authorized, of which 10,285,205 shares of common stock were issued and outstanding.  Immediately after the consummation of the shares exchange and related transactions, there were 1,901,366 shares of the Company’s common stock issued and outstanding (equivalent to 28,520,490 shares after the 14-for-1 forward split effected in March 2011) , 85% of which is held by Mr. Xia, the former Dahua Shareholder.  The shareholders of the Company immediately prior to the completion of the share exchange now hold 15% of the issued and outstanding shares of the Company’s common stock.

As a result of our acquisition of Dahua, we now own all of the issued and outstanding capital stock of Dahua, which in turn acquired HGY in November 2010.  HGY formed Difa as a wholly-owned foreign enterprise in the PRC.  Difa pursuant to a number of agreements controls the assets of Zhongbao.  Zhongbao was established in the PRC on September 29, 2001.  Its principal activities include the development and sales of residential and commercial properties in Chongqing, China.

Corporate Organization

Dahua, a British Virgin Islands company, is a holding company that owns 100% of the equity of HYG, a limited liability company organized under the laws of the Hong Kong Special Administrative Region of the PRC.  Other than its holdings, Dahua has no separate operations of its own.  HYG owns 100% of the equity of Difa, a wholly foreign-owned enterprise organized under the laws of the PRC.  Other than its holdings, HYG has no separate operations of its own.  The principal purpose of Difa is to manage, hold and own rights in and to the businesses, operations and profits of Zhongbao, which it does through a series of contractual arrangements.

Zhongbao, formerly known as Chongqing Yulun Business Development Company Limited and Chongqing Haoji Xinjie Company Limited, was incorporated in Chongqing, China on September 29, 2001, with an initial registered capital of RMB 10.1 million (approximately $1.2 million).  Its registered capital was increased to RMB 148 million (equivalent to $19.6 million) in March 2008.  Zhongbao is engaged in real estate development, primarily in the construction and sale of residential apartments, commercial properties as well as car parking garages.  Prior to the consummation of the contractual arrangements described in detail below, Zhongbao had two equity owners:  Mr. Xia (80.6%) and Ms. Wanteng Fei (19.4%).  Mr. Xia and Ms. Fei are husband and wife.  Mr. Xia has been appointed as the Company’s sole executive officer in connection with the consummation of the share exchange.  All of our business operations are conducted by Zhongbao, for which it has the necessary licenses, permits and approvals.

Zhongbao, Mr. Xia and Ms. Fei, entered into contractual arrangements with Difa on or about November 10, 2010, through which we control Zhongbao and its business operations.

On August 19, 2010, Chongqing Zhongbao invested RMB 20 million (approximate to $2.94 million) to form a 100% controlled subsidiary Chongqing Weitai Real Estate Management Company (“Weitai”) which will be engaged in real estate property development and related business.

In November, 2010, Chongqing Zhongbao invested RMB 500,000 (approximate to $74,628) to form a 100% controlled subsidiary Chongqing Zhaoli Real Estate Consulting Co., Ltd (“Zhaoli”) which will be engaged in real estate property development, consulting and related business.

On December 29, 2010, a new subsidiary Shaanxi Zhongbao Real Estate Property Development Co., Ltd (“Shaanxi Zhongbao) was formed by Chongqing Zhongbao and minority shareholder Mr. Xiong Gang. Total registered capital of Shaanxi Zhongbo amounted to RMB 50 million (approximate to $7.7 million), among which Chongqing Zhongbao contributed 99% and minority shareholder Mr. Xiong Gang contributed remaining 1% of the total registered capital. As of April 27, 2011, the registered capital of Shaanxi Zhongbao has been fully paid to local government.  Shaanxi Zhongba is now engaged in real estate project development and has started a new real estate development project in Xi’an since May 2011.

Contractual Agreements with Zhongbao and its Owners

We do not own any equity interests in Zhongbao, but control and receive the economic benefits of its business operations through a series of exclusive contractual arrangements with Zhongbao and its two owners (the “Owners”), Mr. Xia and his wife, Ms. Fei.  Through these contractual arrangements, we have the ability to, among other things, substantially influence Zhongbao’s business operations, policies and management and to approve all matters requiring owner approvals, and we have the right to include 100% of the annual net income earned by Zhongbao as part of our combined financial statements.

Each of the contractual arrangements constitute valid and binding obligations of the parties of such agreements, and the rights and obligations of the parties thereto are enforceable and valid in accordance with the laws of the PRC.  The contractual arrangements, as currently in effect, are comprised of the following:

Business Operation Agreement.  Pursuant to the business operation agreement among Difa, Zhongbao and the Owners, Difa provides guidance and instructions on Zhongbao’s daily operations, financial management and employment issues.  The Owners must designate the candidates recommended by Difa as their representatives on Zhongbao’s board of directors.  Difa has the right to appoint senior officers of Zhongbao.  In addition, Zhongbao agrees that without the prior consent of Difa, Zhongbao will not engage in any transactions that could materially affect the assets, liabilities, rights or operations of Zhongbao, including, without limitation, conducting any activity which is beyond its scope, incurrence or assumption of any indebtedness, changing or dismissing any director, replacing any senior employee, sale or purchase of any assets or rights, incurrence of any encumbrance on any of its assets or intellectual property rights in favor of a third party or transfer of any of the rights or obligations relating to this agreement to any third party.  The term of this agreement is ten years from November 10, 2010, and may be automatically extended for an additional ten year term unless Difa shall have notified Zhongbao and the Owners not less than three months prior to its expiration of its intention not to renew the agreement.

Equity Pledge Agreement.  Under the equity pledge agreement between Difa and the Owners, the Owners pledged all of their equity interests in Zhongbao to Difa to guarantee the Owners’ performance of their obligations under any agreement between Difa and the Owners, whether or not in writing.  If the Owners breach their contractual obligations, Difa, as pledgee, will be entitled to certain rights, including, but not limited to, the right to sell the pledged equity interests, the right to vote and control the pledged assets.  The Owners also agreed, that upon occurrence of any event of default, Difa shall be granted an authority to take actions in the place and instead of the Owners to carry out the security provisions of the equity pledge agreement and take any action and execute any instrument that Difa may deem necessary or advisable to accomplish the purposes of the equity pledge agreement.  The Owners agreed not to dispose of the pledged equity interests or take any actions that would prejudice Difa’s interest.  The equity pledge agreement will expire when the Owner’s obligations under any agreement between Difa and the Owners, whether or not in writing, have been fulfilled.

Consulting Services Agreement. Pursuant to the exclusive managerial consulting services agreement between Difa and Zhongbao, Difa has the exclusive right to provide to Zhongbao consulting services related to Zhongbao’s business operations (the ”Services”) on an exclusive basis.  Difa also sends employees to Zhongbao, and Zhongbao will admit such personnel and provide them authorized access to Zhongbao’s offices and facilities.  Zhongbao pays a quarterly consulting service fee in RMB to Difa that is equal to all of Zhongbao’s income for such quarter.  The term of this agreement is ten (10) years from November 9, 2010, and, unless Difa has provided Zhongbao of its intention not to renew at least three (3) months prior to its expiration, will automatically renew for an additional ten (10) year term.

Exclusive Acquiring Agreement. Under the exclusive acquiring agreement among Difa, Zhongbao and the Owners, the Owners granted Difa an exclusive right to purchase, to the extent permitted under Chinese law, all of the equity interests in Zhongbao.  Beginning one year following this agreement, neither Zhongbao nor the Owners will be permitted to contact, negotiate and/or communicate with any third party with respect to the acquisition of Zhongbao, unless waived by Difa.

Proxy Agreement. Pursuant to the voting proxy agreement among Difa and the Owners, the Owners agreed to entrust all the rights to exercise their voting power to Difa.  Difa shall have the right to exercise the Owners’ voting and other rights, including the attendance at and the voting of their shares at Zhongbao’s shareholders meetings in accordance with applicable laws and Zhongbao’s article of association.  This agreement may not be terminated without the written consent of all parties, except that Difa may, by giving ten (10) day prior written notice to the Owners, terminate the proxy agreement, with or without cause.

As a result of the foregoing contractual arrangements, we are considered the primary beneficiary of Zhongbao.  Accordingly, we combine its results, assets and liabilities in our financial statements.

Our corporate structure is set forth below:

 (1)           Agreements that provide us with effective control over Chongqing Zhongbao Investment Group Co., Ltd., or the VIE, include a business operation agreement, an exclusive managerial consulting services agreement, an equity pledge agreement, a voting proxy agreement and an exclusive acquiring agreement.

(2) Shaanxi Zhongbao was formed by Chongqing Zhongbao and minority shareholder Mr. Xiong Gang. Total registered capital of Shaanxi Zhongbao amounted to RMB 50 million (approximate to $7.7 million), among which Chongqing Zhongbao contributed 99% and minority shareholder Mr. Xiong Gang contributed remaining 1% of the total registered capital.

Government Regulations

Foreign Corrupt Practices Act (FCPA)

As a U.S. corporate, we are subject to the FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. The anti-bribery provisions of the FCPA are enforced primarily by the U.S. Department of Justice. The SEC is involved with enforcement of the books and records provisions of the FCPA.

Our business activities in China create the risk of unauthorized payments or offers of payments by our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In additions, the U.S. government may seek to hold our Company liable for successor liability of FCPA violations committed by companies in which we invest or that we acquire.

PRC Government Regulations

Due to the fact that all of our business is conducted in the PRC, we are subject to various PRC regulations with respect to our business operations, and other aspects of our corporate structure. The following section summarizes the major PRC regulations that apply to us.

Permits and Certificates

As part of the project development process, we are required to obtain a number of certificates, permits, and licenses from different government agencies prior to commencing a new project, including, among others:

•	Land Use Rights Certificate that certifies the right of a party to use land;

•	Construction Land Planning Permit that authorizes a developer to begin the land survey, planning, and design for the land;

•
Construction Works Planning Permit that indicates the government’s approval of a developer’s overall planning and design for the project and allows the developer to apply for a Work Commencement Permit;

•	Work Commencement Permit that authorizes a developer to begin excavation and construction; and

•	Pre-sales Permit that authorizes a developer to begin completing pre-sales purchase agreements with customers and collect their cash for the apartments still under construction.

Housing and land development sales companies, including us, are regulated by the Ministry of Land & Natural Resources and authorized by the local office of the Ministry. Each project also has to be authorized and must obtain a “Commercial License for Housing Sale” from the Real Estate Bureau.

Environmental Regulations

Our business in China is subject to various pollution control regulations in China with respect to noise, water and air pollution and the disposal of waste. Specifically, the major environmental regulations applicable to us include the PRC Environmental Protection Law, the PRC Law on the Prevention and Control of Water Pollution, the PRC Law on the Prevention and Control of Air Pollution, the PRC Law on the Prevention and Control of Solid Waste Pollution, and the PRC Law on the Prevention and Control of Noise Pollution.

Taxation

On March 16, 2007, the National People’s Congress of China passed the New EIT Law, and on November 28, 2007, the State Council of China passed the EIT Law Implementing Rules which took effect on January 1, 2008. The EIT Law and its implementing rules impose a unified earned income tax, or EIT, rate of 25.0% on all domestic-invested enterprises and foreign invested enterprises, or FIEs, unless they qualify under certain limited exceptions. As a result, our PRC operating subsidiaries are subject to an earned income tax of 25.0%. Before the implementation of the New EIT Law, FIEs established in the PRC, unless granted preferential tax treatments by the PRC government, were generally subject to an EIT rate of 33.0%, which included a 30.0% state income tax and a 3.0% local income tax.

In addition to the changes to the current tax structure, under the New EIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities.

In addition, the recent circular mentioned above sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries. If the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In addition, dividends paid to us from our PRC subsidiaries and dividends we pay to our non-PRC shareholders may be subject to a 10% withholding tax.

Foreign Currency Exchange

All of our sales revenue and expenses are denominated in RMB. Under the PRC foreign currency exchange regulations applicable to us, RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Currently, our PRC operating subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without the approval of SAFE, by complying with certain procedural requirements. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of SAFE. In particular, if our PRC operating subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE, and if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the MOFCOM, or their respective local branches. These limitations could affect our PRC operating subsidiaries’ ability to obtain foreign exchange through debt or equity financing.

Dividend Distributions

Our revenues are earned by our PRC subsidiaries. However, PRC regulations restrict the ability of our PRC subsidiaries to make dividends and other payments to their offshore parent company. PRC legal restrictions permit payments of dividend by our PRC subsidiaries only out of their accumulated after-tax profits, if any, determined in accordance with PRC accounting standards and regulations. Each of our PRC subsidiaries is also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in such fund reaches 50% of its registered capital. These reserves are not distributable as cash dividends. Our PRC subsidiaries have the discretion to allocate a portion of their after-tax profits to staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation.

In addition, under the New EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates , or Notice 112, which was issued on January 29, 2008, the  Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion , or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, and the  Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties , or Notice 601, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

Circular 75

In October 2005, SAFE issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an special purpose vehicle (“SPV”) for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106) and in May 2011 (known as Notice 19), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire “control” over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident’s funds used to establish or acquire the offshore entity; (3) covering the use of existing offshore entities for offshore financings; (4) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (5) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings.

In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006. This date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

As we stated under “Risk factors—Risks Related to Doing Business in China—Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject our PRC resident shareholders to personal liability, limit our ability to acquire PRC companies or to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to distribute profits to us or otherwise materially adversely affect us,” we have asked our sole shareholder, who is a  PRC resident as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with his equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, many of the terms and provisions in Circular 75 and Notice 106 remain unclear and implementation by central SAFE and local SAFE branches of Circular 75 and Notice 106 have been inconsistent since their adoption. Therefore, we cannot predict how Circular 75 and Notice 106 will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 , Notice 106 and Notice 19 by our PRC resident beneficial holders.

Foreign Investment in PRC Operating Companies

The Foreign Investment Industrial Catalogue jointly issued by the PRC’s Ministry of Commerce ("MOFCOM") and the National Development and Reform Commission in 2007 classified various industries/businesses into three different categories: (i) encouraged for foreign investment; (ii) restricted to foreign investment; and (iii) prohibited from foreign investment. For any industry/business not covered by any of these three categories, they will be deemed industries/businesses permitted for foreign investment.  Except for those expressly provided with restrictions, encouraged and permitted industries/businesses are usually 100% open to foreign investment and ownership.  With regard to those industries/businesses restricted to or prohibited from foreign investment, there is always a limitation on foreign investment and ownership.  The business of Zhongbao, our VIE, does not fall under the industry categories that are restricted to, or prohibited from foreign investment and is not subject to limitation on foreign investment and ownership.

Seasonality

Seasonality does not impact our business.

Information

Our principal executive offices are located at No. 7 Minsheng Road, Yuzhong District, Chongqing, PRC 400010, Tel: (86) 023-8611-8735; Fax: (86)023-8611-8735.

Item 1A. Risk Factors.

In addition to the other information in this Form 10-K, readers should carefully consider the following important factors. These factors, among others, in some cases have affected, and in the future could affect, our financial condition and results of operations and could cause our future results to differ materially from those expressed or implied in any forward-looking statements that appear in this on Form 10-K or that we have made or will make elsewhere.

Risks Related to our Business

We face risks related to general domestic and global economic conditions and to the recent credit crisis.

We currently generate sufficient operating cash flows, which combined with access to the credit markets, provide us with significant discretionary funding capacity.

However, the current uncertainty arising out of domestic and global economic conditions, including the recent disruption in credit markets, poses a risk to the markets in which we operate. This may affect demand for new housing and may affect our ability to manage normal relationships with our customers, suppliers, and creditors. If the current situation deteriorates significantly, our business could be materially negatively affected, including such areas as reduced demand for new housing from a slow-down in the general economy, or supplier disruptions resulting from tighter credit markets.

Our sales and results of operations could decline due to macro-economic and other factors outside of our control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where we conduct our operations and where prospective purchasers of our properties live, may result in more caution on the part of buyers and consequently fewer purchases. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on consumer demand for and the pricing of our properties, which could cause our operating revenues to decline. In addition, as a developer and builder we are subject to various risks, many of them outside or our control including competitive overbuilding, availability and cost of building lots, materials and labor, adverse weather conditions which can cause delays in construction schedules, cost overruns, changes in government regulations, and increases in real estate taxes and other local government fees.  The occurrence of any such risks could result in a reduction in the Company’s sales could in turn negatively affect the market price of its securities.

Our business is susceptible to fluctuations in the real estate market of China, especially in certain areas of Chongqing, China where our operations are concentrated, which may adversely affect our sales and results of operations.

Our business depends substantially on the conditions of the PRC real estate market. Demand for real estate in China has grown rapidly in the recent decade but such growth is often coupled with volatility in market conditions and fluctuations in real estate prices. For example, the rapid expansion of the real estate market in major provinces and cities in China in the early 1990s, such as Shanghai, Beijing and Guangdong Province, led to an oversupply in the mid-1990s and a corresponding fall in real estate values and rentals in the second half of the decade. Following a period of rising real estate prices and transaction volume in most major cities, the industry experienced a severe downturn in 2008, with transaction volume in many major cities declining by more than 40% compared to 2007.

Average selling prices also declined in many cities during 2008. Fluctuations of supply and demand in China’s real estate market are caused by economic, social, political and other factors. To the extent fluctuations in the real estate market adversely affect real estate transaction volumes or prices, our financial condition and results of operations may be materially and adversely affected.

Almost all of our operations are concentrated in Chongqing, China, where the real estate market continued to grow in 2008 and 2009 despite the general downturn of the Chinese real estate market mainly in 2008 and early 2009, however any decrease in demand or real estate prices or any other adverse developments in this geographic region would materially and adversely affect our sales and results of operations.

We are heavily dependent on the performance of the residential property market in China, which is at a relatively early development stage.

The residential property industry in the PRC is still in a relatively early stage of development. Although demand for residential property in the PRC has been growing rapidly in recent years, such growth is often coupled with volatility in market conditions and fluctuation in property prices. It is extremely difficult to predict how much and when demand will develop, as many social, political, economic, legal, and other factors, most of which are beyond our control, may affect the development of the market. The level of uncertainty is increased by the limited availability of accurate financial and market information and the overall low level of transparency in the PRC, especially in tier II cities, which include markets in which we operate, that have lagged in progress in these aspects when compared to tier I cities.

The lack of a liquid secondary market for residential property may discourage investors from acquiring new properties. The limited amount of property mortgage financing available to PRC individuals may further inhibit demand for residential developments.

Our business may be materially and adversely affected by government measures aimed at China’s real estate industry.

The real estate industry in China is subject to government regulations. Until 2008, the real estate markets in a number of major cities in China had experienced rapid and significant growth. Before the global economic crisis hit all the major economies worldwide in 2008, the PRC government had adopted a series of measures to restrain what it perceived as unsustainable growth in the real estate market. From 2003 to 2007, the PRC government introduced a series of specific administrative and credit-control measures including, but not limited to, setting minimum down payment requirements for residential and commercial real estate transactions, limiting availability of mortgage loans, and tightening the governmental approval process for certain real estate transactions. For example, in 2006, the State Council and other related government agencies introduced regulations that increased the mandatory minimum down payment from 20% to 30% of the purchase price for properties with a floor area of more than 90 square meters and imposed a business tax on total proceeds from the resale of properties held for less than five years.

However, despite the recent government measures aimed at maintaining the long-term stability of the real estate market, we cannot assure you that the PRC government will not adopt new measures in the future that may result in short-term downward adjustments and uncertainty in the real estate market. Our business may be materially and adversely affected as a result of decreased transaction volumes or real estate prices that may follow these adjustments or market uncertainty.

Our sales will be affected if mortgage financing becomes more costly or otherwise becomes less attractive.

Substantially all purchasers of our residential properties rely on mortgages to fund their purchases. An increase in interest rates may significantly increase the cost of mortgage financing, thus affecting the affordability of residential properties. In 2008, PBOC changed the lending rates five times. The benchmark lending rate for loans with a term of over five years, which affects mortgage rates, was increased to 7.05% in 2011. The PRC government and commercial banks may also increase the down payment requirement, impose other conditions or otherwise change the regulatory framework in a manner that would make mortgage financing unavailable or unattractive to potential property purchasers. If the availability or attractiveness of mortgage financing is reduced or limited, many of our prospective customers may not be able to purchase our properties and, as a result, our business, liquidity and results of operations could be adversely affected.

In line with industry practice, we provide guarantees to PRC banks with respect to loans procured by the purchasers of our properties for the total amount of mortgage loans. Such guarantees expire upon the completion of the registration of the mortgage with the relevant mortgage registration authorities. If there are changes in laws, regulations, policies, and practices that would prohibit property developers from providing guarantees to banks in respect of mortgages offered to property purchasers and as a result, banks would not accept any alternative guarantees by third parties, or if no third party is available or willing in the market to provide such guarantees, it may become more difficult for property purchasers to obtain mortgages from banks and other financial institutions during sales and pre-sales of our properties. Such difficulties in financing could result in a substantially lower rate of sale and pre-sale of our properties, which would adversely affect our cash flow, financial condition, and results of operations. We are not aware of any impending changes in laws, regulations, policies, or practices that will prohibit such practice in China. However, there can be no assurance that such changes in laws, regulations, policies, or practices will not occur in China in the future.

Upon a default by a purchaser of their mortgage financing prior to the registration of the mortgage, we may be responsible and liable for the full payment of any delinquent mortgage payments, which would result in the reduction of our cash position.

As is industry practice, the Company provides guarantees to PRC banks with respect to loans procured by the purchasers of the Company’s real estate properties for the total mortgage loan amount.  The Company guarantee expires upon the completion of the registration of the purchaser’s mortgage with the relevant mortgage registration authorities, which generally occurs within six to twelve months after the purchasers take possession of the relevant properties.  The mortgage banks require the Company to maintain, as restricted cash, 5% to 10% of the total mortgage proceeds paid to the Company,  as security for the Company’s obligations under such guarantees.  If a purchaser defaults on its payment obligations, the mortgage bank may deduct the delinquent mortgage payment from the security deposit and require the Company to pay the excess amount if the delinquent mortgage payments exceed the security deposit.  As of June 30, 2011, $1,505,446 was maintained as restricted cash on our balance sheet, all of which represents funds held as the security deposits.  Although, this amount fluctuates as we sell additional units to purchasers’ for whom we must guarantee mortgages, and when the guarantees expire upon mortgage registration, if any purchasers default on their outstanding mortgage payments, and the bank seeks payment directly from us, our cash position would be negatively impacted.

We have significant short-term debt obligations, which mature in less than three years. Failure to extend those maturities of, or to refinance, that debt could result in defaults, and in certain instances, foreclosures on our assets. Moreover, we may be unable to obtain financing to fund ongoing operations and future growth.

The real estate development industry is capital intensive, and development requires significant up-front expenditures to acquire land and begin development. Accordingly, we incur substantial indebtedness to finance our development activities.

At June 30, 2011, we had long-term bank loans of $11,435,042.09 maturing in more than one year, but less than three years, which are secured by our real estate properties held for lease. Failure to obtain extensions of the maturity dates of, or to refinance, these obligations or to obtain additional equity financing to meet these debt obligations would result in an event of default with respect to such obligations and could result in the foreclosure on the collateral. The sale of such collateral at foreclosure would significantly disrupt our business, which could significantly lower our sales and profitability. We may be able to refinance or obtain extensions of the maturities of all or some of such debt only on terms that significantly restrict our ability to operate, including terms that place additional limitations on our ability to incur other indebtedness, to pay dividends, to use our assets as collateral for other financing, to sell assets or to make acquisitions or enter into other transactions. Such restrictions may adversely affect our ability to finance our future operations or to engage in other business activities. If we finance the repayment of our outstanding indebtedness by issuing additional equity or convertible debt securities, such issuances could result in substantial dilution to our stockholders.

While we believe that our revenue growth projections and our ongoing cost controls will allow us to generate cash and achieve profitability in the foreseeable future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. There is no assurance that we would be successful in this regard.

Our practice of pre-selling projects may expose us to substantial liabilities.

It is common practice by property developers in China, including us, to pre-sell properties (while still under construction), which involves certain risks. For example, we may fail to complete a property development that may have been fully or partially pre-sold, which would leave us liable to purchasers of pre-sold units for losses suffered by them without adequate resources to pay the liability if funds have been used on the project. In addition, if a pre-sold property development is not completed on time, the purchasers of pre-sold units may be entitled to compensation for late delivery. If the delay extends beyond a certain period, the purchasers may be entitled to terminate the pre-sale agreement and pursue a claim for damages that exceeds the amount paid and our ability to recoup the resulting liability from future sales.

We may not be able to successfully execute our strategy of expanding into new geographical markets in China, which could have a material adverse effect on our business and results of operations.

We plan to continue to expand our business into new geographical areas in China. Since China is a large and diverse market, consumer trends and demands may vary significantly by region and our experience in the markets in which we currently operate may not be applicable in other parts of China. As a result, we may not be able to leverage our experience to expand into other parts of China. When we enter new markets, we may face intense competition from companies with greater experience or an established presence in the targeted geographical areas or from other companies with similar expansion targets. Therefore, we may not be able to grow our sales in the new cities we enter due intense competitive pressures and or the substantial costs involved.

We are dependent on third-party subcontractors, manufacturers, and distributors for all architecture, engineering and construction services, and construction materials. A discontinued supply of such services and materials will adversely affect our projects.

We are dependent on third-party subcontractors, manufacturers, and distributors for all architecture, engineering and construction services, and construction materials. Substantially all of our project construction work is outsourced to Chongqing Ruina Real Estate Construction Company, a third party contractor (“Ruina”). Ruina conducted 77.9% of the total construction work on Jinshin Liyuan Phase I, Phase II and Phase III for the year ended June 30, 2010 and 82.9% of the total construction work on Jinshan Liyuan Phase II and Phase II for the year ended June 30, 2011. A discontinued supply of such services will adversely affect our construction projects and the success of the Company.

We are subject to extensive government regulation that could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating, among other things, certain developmental matters, building and site design, and matters concerning the protection of health and the environment. Our operating expenses may be increased by governmental regulations, such as building permit allocation ordinances and impact and other fees and taxes, that may be imposed to defray the cost of providing certain governmental services and improvements. Any delay or refusal from government agencies to grant us necessary licenses, permits, and approvals could have an adverse effect on our operations.

We depend on the availability of additional human resources for future growth.

We are currently experiencing a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational, and financial systems, procedures and controls, and will need to expand our workforce to handle our growing operations. There can be no assurance that our existing or future management, operating and financial systems, procedures, and controls will be adequate to support our operations, or that we will be able to recruit new employees, and  retain and motivate our existing employees. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

We may be adversely affected by the fluctuation in raw material prices, which may result in increased selling prices for our residential units. .

The land and raw materials used in our projects have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing control. Volatility in pricing may be caused by events such as market fluctuations or changes in governmental programs. The market price of land and raw materials may also experience significant upward adjustment, if, for instance, there is a material under-supply or over-demand in the market. These price changes may ultimately result in increases in the selling prices of our unties which may discourage potential purchases, and may, in turn, adversely affect our sales volume, sales, operating income, and net income.

We face intense competition from other real estate developers.

The property industry in the PRC is highly competitive. In the Tier II city, Chongqing, we focus on, local and regional property developers are our major competitors, and an increasing number of large state-owned and private national property developers have started entering these markets. Many of our competitors, especially the state-owned and private national property developers, are well capitalized and have greater financial, marketing, and other resources than we have. Some also have larger land banks, greater economies of scale, broader name recognition, a longer track record, and more established relationships in certain markets. In addition, the PRC government’s recent measures designed to reduce land supply further increased competition for land among property developers.

Competition among property developers may result in increased costs for the acquisition of land for development, increased costs for raw materials, shortages of skilled contractors, oversupply of properties, decrease in property prices in certain parts of the PRC, a slowdown in the rate at which new property developments will be approved and/or reviewed by the relevant government authorities and an increase in administrative costs for hiring or retaining qualified personnel, any of which may adversely affect our business and financial condition. Furthermore, property developers that are better capitalized than we are may be more competitive in acquiring land through the auction process. If we cannot respond to changes in market conditions as promptly and effectively as our competitors, or effectively compete for land acquisition through the auction systems and acquire other factors of production, our business and financial condition will be adversely affected.

In addition, risk of property over-supply is increasing in parts of China, where property investment, trading and speculation have become overly active. We are exposed to the risk that in the event of actual or perceived over-supply, property prices may fall drastically, and our revenue and profitability will be adversely affected.

We could be adversely affected by the occurrence of natural disasters.

From time to time, our developed sites may experience strong winds, storms, flooding and earth quakes. Natural disasters could impede operations, damage infrastructure necessary to our constructions and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition.

We have limited insurance coverage against damages or loss we might suffer.

The insurance industry in China is still in an early stage of development and business interruption insurance available in China offers limited coverage compared to that offered in many developed countries. We carry insurance for potential liabilities related to our vehicles, but we do not carry business interruption insurance and therefore any business disruption or natural disaster could result in substantial damages or losses to us. In addition, there are certain types of losses (such as losses from forces of nature) that are generally not insured because either they are uninsurable or insurance cannot be obtained on commercially reasonable terms. Should an uninsured loss or a loss in excess of insured limits occur, our business could be materially adversely affected. If we were to suffer any losses or damages to our properties, our business, financial condition and results of operations would be materially and adversely affected.

Our operating subsidiaries must comply with environmental protection laws that could adversely affect our profitability.

We are required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services and the prescribed standards relating to construction. Although our construction technologies allow us to efficiently control the level of pollution resulting from our construction process, due to the nature of our business, wastes are unavoidably generated in the processes. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, or an order to close down our business operations and suspension of relevant permits.

Our business depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lost their services.

Our future success heavily depends on the continued service of our senior executives and other key employees. In particular, we rely on the expertise and experience of Mr. Xia, our Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary. If Mr. Xia is unable or unwilling to continue to work for us in his present positions, we may have to spend a considerable amount of time and resources searching, recruiting, and integrating the replacements into our operations, which would substantially divert management’s attention from our business and severely disrupt our business. This may also adversely affect our ability to execute our business strategy. Moreover, if any of our senior executives joins a competitor or forms a competing company, we may lose customers, suppliers, know-how, and key employees.

We do not have independent directors serving on our board of directors, which could present the potential for conflicts of interest.

We do not have independent directors serving on our board of directors.  In the absence of independent directors, MR. Xia, our sole executive officer and director,  could establish policies and enter into transactions without independent review and approval thereof.  This could present the potential for a conflict of interest between us and our shareholders, generally, and the controlling officers, shareholders or directors.

Risks Related to Our Corporate Structure

We conduct our business through Zhongbao by means of contractual arrangements. If the Chinese government determines that these contractual arrangements do not comply with applicable regulations, our contractual arrangements will become invalid or unenforceable.

There are uncertainties regarding the interpretation and application of PRC laws, rules and regulations, including but not limited to the laws, rules and regulations governing the validity and enforcement of the contractual arrangements between Difa and Zhongbao. Although we have been advised by our PRC counsel, that based on their understanding of the current PRC laws, rules and regulations, the structure for operating our business in China (including our corporate structure and contractual arrangements with Zhongbao and its owners) comply with all applicable PRC laws, rules and regulations, and do not violate, breach, contravene or otherwise conflict with any applicable PRC laws, rules or regulations, we cannot assure you that the PRC regulatory authorities will not determine that our corporate structure and contractual arrangements violate PRC laws, rules or regulations. If the PRC regulatory authorities determine that our contractual arrangements are in violation of applicable PRC laws, rules or regulations, our contractual arrangements will become invalid or unenforceable. In addition, new PRC laws, rules and regulations may be introduced from time to time to impose additional requirements that may be applicable to our contractual arrangements.

If the PRC regulatory bodies determine that the agreements that establish the structure for operating our business in China do not comply with PRC regulatory restrictions on foreign investment, we could be subject to severe penalties, which may materially and adversely affect our business.

The Chinese government has broad discretion in dealing with violations of laws and regulations, including levying fines, revoking business and other licenses and requiring actions necessary for compliance. In particular, licenses and permits issued or granted to us by relevant governmental bodies may be revoked at a later time by higher regulatory bodies. We cannot predict the effect of the interpretation of existing or new Chinese laws or regulations on our businesses. We cannot assure you that our current ownership and operating structure would not be found in violation of any current or future Chinese laws or regulations. As a result, we may be subject to sanctions, including fines, and could be required to restructure our operations or cease to provide certain services. Any of these or similar actions could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations.

If Difa or Zhongbao are determined to be in violation of any existing or future PRC laws, rules or regulations or fail to obtain or maintain any of the required governmental permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including:

    •   revoking the business and operating licenses of our PRC consolidated entities;

    •   discontinuing or restricting the operations of our PRC consolidated entities;

    •   imposing conditions or requirements with which we or our PRC consolidated entities may not be able to comply;

    •   requiring us or our PRC consolidated entities to restructure the relevant ownership structure or operations;

    •   restricting or prohibiting our use of the proceeds from our initial public offering to finance our business and operations in China; or

    •   imposing fines.

     The imposition of any of these penalties would severely disrupt our ability to conduct business and have a material adverse effect on our financial condition, results of operations and prospects.

Our contractual arrangements with Zhongbao and its owners may not be as effective in providing control over these entities as direct ownership.

We have no equity ownership interest in Zhongbao, and rely on contractual arrangements to control and operate the company and its businesses. These contractual arrangements may not be as effective in providing control over the company as direct ownership. For example, Zhongbao could fail to take actions required for our business despite its contractual obligation to do so. If Zhongbao fails to perform under its agreements with us, we may have to rely on legal remedies under Chinese law, which may not be effective. In addition, we cannot assure you that the owners of Zhongbao will act in our best interests.

Because we rely on the consulting services agreement with Zhongbao for our revenue, the termination of the consulting services agreement or the proxy agreement will severely and detrimentally affect our continuing business viability under our current corporate structure.

We are a holding company and do not have any assets or conduct any business operations other than the contractual arrangements between Difa, our indirect wholly owned subsidiary, and Zhongbao. As a result, we currently rely entirely for our revenues on dividends payments from Difa after it receives payments from Zhongbao pursuant to the consulting services agreement which forms a part of the contractual arrangements. The valid period of the consulting services agreement is ten (10) years from November 9, 2010, and will automatically extend for another ten (10) years if Difa has not notified Zhongbao that the  consulting services agreement will not be renewed. In addition, pursuant to the proxy agreement among Difa and the shareholders of Zhongbao (“Zhongbao Owners”), the Zhongbao Owners agreed to entrust all the rights to exercise their voting power to designee(s) of Difa. Such designee(s) shall have the right to exercise the Zhongbao Owners’ voting and other rights, including the attendance at and the voting of their shares at Zhongbao's shareholders meetings (or by written consent in lieu of meetings) in accordance with applicable laws and Zhongbao's Article of Association. This proxy agreement may not be terminated without the unanimous consent of all parties, except that Difa may, by giving a ten (10) day prior written notice to the Zhongbao Owners, terminate the proxy agreement, with or without cause. So in the event that the consulting services agreement or proxy agreement is terminated, this may have a severe and detrimental effect on our continuing business viability under our current corporate structure, which in turn may affect the value of your investment.

We rely principally on dividends paid by our consolidated operating entity to fund any cash and financing requirements we may have, and any limitation on the ability of our consolidated PRC entities to pay dividends to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and rely principally on dividends paid by our consolidated PRC operating entity for cash requirements, including the funds necessary to service any debt we may incur. In particular, we rely on earnings generated by Zhongbao, which are passed on to us through Difa. If any of our consolidated operating subsidiaries incurs debt in its own name in the future, the instruments governing the debt may restrict dividends or other distributions on its equity interest to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements Difa currently have in place with Zhongbao, in a manner that would materially and adversely affect our ability to pay dividends and other distributions on our equity interest.

Management members of Zhongbao have potential conflicts of interest with us which may result in a breach of fiduciary duties and adversely affect our business.

 Mr. Xia, our Chief Executive Officer and President, is also the Chairman of the board of directors of Zhongbao. Conflicts of interests between his respective duties to our Company and Zhongbao may arise. As our director and executive officer, he has a duty of loyalty and care to us under U.S. and Hong Kong law when there are any potential conflicts of interests between our Company and Zhongbao. We cannot assure you; however, that when conflicts of interest arise, he will act completely in our interests or that conflicts of interests will be resolved in our favor. We cannot assure you that he will not breach his fiduciary duties which require that he exercises good faith and due care in handling our affairs, For example, they may determine that it is in Zhongbao's interests to sever the contractual arrangements with Difa; irrespective of the effect such action may have on us. In addition, he could violate his legal duties by diverting business opportunities from us to others, thereby affecting the amount of payment that Zhongbao is obligated to remit to us under the consulting services agreement, which may adversely affect our business.

Furthermore, Mr. Xia and all of our directors have the ability to allocate their time to other businesses and activities, including engaging in business activities competitive with the Company or Zhongbao, thereby causing possible conflicts of interest. These individuals are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. There is also nothing preventing these individuals to engage in business activities competitive with the Company or Zhongbao. If these individuals decide to engage in competitive business activities or be involved with other business affairs requiring them to devote more substantial amounts of time to such affairs, it could create conflicts of interest and have a negative impact on our ongoing business.

Risks Associated with Doing Business in the PRC

Changes in China’s political or economic situation could harm us and our operating results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	level of government involvement in the economy;

•	control of foreign exchange;

•	methods of allocating resources;

•	balance of payments position;

•	international trade restrictions; and

•	international conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. For example, state-owned enterprises still constitute a large portion of the Chinese economy, and weak corporate governance and the lack of a flexible currency exchange policy still prevail in China. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy was similar to those of the OECD member countries. The continued control of these assets and other aspects of the national economy by the Chinese government could materially and adversely affect our business.

In the past twenty years, the growth of the Chinese economy has been uneven across different geographic regions and different economic sectors. In order to stabilize national economic growth, the PRC government adopted a series of macroeconomic policies. These policies include measures that restricted excessive growth and investment in specific sectors of the economy. More recently, the PRC government has implemented stimulus responses to the global financial crisis. We cannot predict the future direction of economic reforms or the effects that any such measures may have on our business, financial condition or results of operations.

The PRC government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Most of our revenues are denominated in Renminbi, which is not freely convertible for capital account transactions and may be subject to exchange rate volatility.

We are exposed to the risks associated with foreign exchange controls and restrictions in China, as our revenues are primarily denominated in Renminbi, which is currently not freely exchangeable. The PRC government imposes control over the convertibility between Renminbi and foreign currencies. Under the PRC foreign exchange regulations, payments for “current account” transactions, including remittance of foreign currencies for payment of dividends, profit distributions, interest and operation-related expenditures, may be made without prior approval but are subject to procedural requirements. Strict foreign exchange control continues to apply to “capital account” transactions, such as direct foreign investment and foreign currency loans. These capital account transactions must be approved by or registered with the PRC State Administration of Foreign Exchange, or “SAFE.” Further, any capital contribution by an offshore shareholder to its PRC subsidiaries should be approved by the Ministry of Commerce, “MOFCOM,” in China or its local counterparts. We cannot assure you that we are able to meet all of our foreign currency obligations to remit profits out of China or to fund operations in China.

On August 29, 2008, SAFE promulgated the Circular on the Relevant Operating Issues concerning the Improvement of the Administration of Payment and Settlement of Foreign Currency Capital of Foreign-invested Enterprises, or “Circular 142”, to regulate the conversion by foreign invested enterprises, or FIEs, of foreign currency into Renminbi by restricting how the converted Renminbi may be used. Circular 142 requires that Renminbi converted from the foreign currency-dominated capital of a FIE may only be used for purposes within the business scope approved by the applicable government authority and may not be used for equity investments within the PRC unless specifically provided for otherwise. In addition, SAFE strengthened its oversight over the flow and use of Renminbi funds converted from the foreign currency-dominated capital of a FIE. The use of such Renminbi may not be changed without approval from SAFE, and may not be used to repay Renminbi loans if the proceeds of such loans have not yet been used.

We rely principally on dividends and other distributions on equity paid by our PRC subsidiaries, and limitations on its ability to pay dividends to us could have a material adverse effect on our business and results of operations.

We are a holding company and we rely principally on dividends and other distributions on equity paid by our PRC subsidiaries, for our cash and financing requirements, including the funds necessary to pay dividends and other cash distributions to our shareholders, service any debt we may incur and pay our operating expenses. If our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

As an entity established in China, our PRC subsidiaries are subject to certain limitations with respect to dividend payments. PRC regulations currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in China. Our PRC subsidiaries are also required under PRC laws and regulations to allocate at least 10% of our annual after-tax profits determined in accordance with PRC GAAP to a statutory general reserve fund until the amounts in said fund reaches 50% of our registered capital. Allocations to these statutory reserve funds can only be used for specific purposes and are not transferable to us in the form of loans, advances, or cash dividends. We had no restricted net assets as of June 30, 2011 .  In addition, if any of our PRC subsidiaries incurs any debt on its own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Limitations on the ability of our PRC subsidiaries to pay dividends to us could adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business. Accordingly, if for any of the above or other reasons, we do not receive dividends from our PRC subsidiaries, our liquidity, financial condition and ability to make dividend distributions to our shareholders will be materially and adversely affected.

Fluctuation in the value of the Renminbi and of the U.S. dollar may have a material adverse effect on investments in our ordinary shares.

Any significant revaluation of the Renminbi may have a material adverse effect on the U.S. dollar equivalent amount of our revenues and financial condition as well as on the value of, and any dividends payable on, our ordinary shares in foreign currency terms. For instance, a decrease in the value of Renminbi against the U.S. dollar could reduce the U.S. dollar equivalent amounts of our financial results, the value of your investment in our ordinary shares and the dividends we may pay in the future, if any, all of which may have a material adverse effect on the prices of our ordinary shares. As of June 30, 2011, we had cash denominated in U.S. dollars of approximately 6,440,130.  Any further appreciation of Renminbi against U.S. dollars may result in significant exchange losses.

Prior to 1994, Renminbi experienced a significant net devaluation against most major currencies, and there was significant volatility in the exchange rate during certain periods. Upon the execution of the unitary managed floating rate system in 1994, the Renminbi was devalued by 50% against the U.S. dollar. Since 1994, the Renminbi to U.S. dollar exchange rate has largely stabilized. On July 21, 2005, the People’s Bank of China announced that the exchange rate of U.S. dollar to Renminbi would be adjusted from $1 to RMB8.27 to $1 to RMB8.11, and it ceased to peg the Renminbi to the U.S. dollar. Instead, the Renminbi would be pegged to a basket of currencies, whose components would be adjusted based on changes in market supply and demand under a set of systematic principles. On September 23, 2005, the PRC government widened the daily trading band for Renminbi against non-U.S. dollar currencies from 1.5% to 3.0% to improve the flexibility of the new foreign exchange system. Since the adoption of these measures, the value of Renminbi against the U.S. dollar has fluctuated on a daily basis within narrow ranges, but overall has further strengthened against the U.S. dollar. There remains significant international pressure on the PRC government to further liberalize its currency policy, which could result in a further and more significant appreciation in the value of the Renminbi against the U.S. dollar. The Renminbi may be revalued further against the U.S. dollar or other currencies, or may be permitted to enter into a full or limited free float, which may result in an appreciation or depreciation in the value of the Renminbi against the U.S. dollar or other currencies.

Adverse changes in PRC economic and political policies could have a material adverse effect on the overall economic growth of China and that could increase inflation, which may reduce the demand for our products and materially and adversely affect our business.

Our PRC subsidiaries are based in China. As such, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many aspects, including:

•	the level of government involvement;

•	the level of development;

•	the growth rate;

•	the level and control of capital investment; and

•	the control of foreign exchange.

While the Chinese economy has grown significantly in the past two decades, the growth has been uneven geographically, among various sectors of the economy and during different periods. We cannot assure you that the Chinese economy will continue to grow or to do so at the pace that has prevailed in recent years, or that if there is growth, such growth will be steady and uniform. In addition, if there is a slowdown, such slowdown could have a negative effect on our business. For example, the Chinese economy experienced high inflation in the second half of 2007 and the first half of 2008. China’s consumer price index increased by 7.0% during the nine months ended September 30, 2008 as compared to the same period in 2007. To combat inflation and prevent the economy from overheating, the PRC government adopted a number of tightening macroeconomic measures and monetary policies. Due in part to the impact of the global crisis in financial services and credit markets and other factors, the growth rate of China’s gross domestic product as measured against the same period of the previous year decreased to 7.1% in the first half of 2009, down from 10.4% in the first half of 2008. Beginning in September 2008, among other measures, the PRC government began to loosen macroeconomic measures and monetary policies, including reducing interest rates and decreasing the statutory reserve rates for banks. In addition, in November 2008 the PRC government announced an economic stimulus package in the amount of $586 billion. It is uncertain whether the various macroeconomic measures, monetary policies and economic stimulus packages adopted by the PRC government will be effective in restoring or sustaining the fast growth rate of the Chinese economy. In addition, such measures, even if they benefit the overall Chinese economy in the long term, may have a negative effect on us. For example, our financial condition and results of operations may be materially and adversely affected by government control over capital investments.

Future inflation in China may inhibit our ability to conduct business in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. During the past ten years, the rate of inflation in China has been as high as 5.9% and as low as -0.8%.  These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products and our company.

China’s legal system is different from those in most other countries.

China is a civil law jurisdiction. Under the civil law system, prior court decisions may be cited as persuasive authority but do not have binding precedential effect. Although progress has been made in the promulgation of laws and regulations dealing with economic matters, such as corporate organization and governance, foreign investment, commerce, taxation and trade, China’s legal system remains less developed than the legal systems in many other countries. Furthermore, because many laws, regulations and legal requirements have been recently adopted, their interpretation and enforcement by the courts and administrative agencies may involve uncertainties. Sometimes, different government departments may have different interpretations. Licenses and permits issued or granted by one government authority may be revoked by a higher government authority at a later time. Government authorities may decline to take action against unlicensed operators, which may work to the disadvantage of licensed operators, including us. The PRC legal system is based in part on government policies and internal rules (some of which may not be published on a timely manner or at all) that may have a retroactive effect. We may even not be aware of our violation of these policies and rules until sometime after the violation. Changes in China’s legal and regulatory framework, the promulgation of new laws and possible conflicts between national and provincial regulations could adversely affect our financial condition and results of operations. In addition, any litigation in China may result in substantial costs and diversion of resources and management attention.

Because our funds are held in banks in the PRC that do not provide insurance, the failure of any bank in which we deposit our funds could affect our ability to continue in business.

Banks and other financial institutions in the PRC do not provide insurance for funds held on deposit. A significant portion of our assets are in the form of cash deposited with banks in the PRC, and in the event of a bank failure, we may not have access to our funds on deposit. Depending upon the amount of money we maintain in a bank that fails, our inability to have access to our cash could impair our operations, and, if we are not able to access funds to pay our suppliers, employees and other creditors, we may be unable to continue in business.

PRC regulations relating to the establishment of offshore companies by PRC residents may subject our PRC resident shareholders to personal liability and limit our ability to inject capital into the PRC subsidiaries, limiting our PRC subsidiaries ability to distribute profits to us or otherwise adversely affect us.

SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-raising and Reverse Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or “Notice 75,” on October 21, 2005, which became effective as of November 1, 2005 and the operating procedures in May 2007 and in July 2011, collectively the SAFE Rules. According to the SAFE Rules, prior registration with the local SAFE branch is required for PRC residents to establish or to control an offshore company for the purposes of financing that offshore company with assets or equity interests in an onshore enterprise located in the PRC. An amendment to registration or filing with the local SAFE branch by such PRC resident is also required for the injection of equity interests or assets of an onshore enterprise in the offshore company or overseas funds raised by such offshore company, or any other material change involving a change in the capital of the offshore company. Moreover, the SAFE Rules have retroactive effect. As a result, PRC residents who had established or acquired control of offshore companies that had made onshore investments in the PRC before promulgation of the SAFE Rules were required to complete the relevant registration procedures with the local SAFE branch by March 31, 2006. The SAFE rules define “PRC residents” to include both legal persons and natural persons who either hold legal PRC identification documents, or who habitually reside in China due to economic interests or needs. If any PRC resident fails to file its SAFE registration for an existing offshore enterprise, any dividends remitted by the onshore enterprise to its overseas parent after October 21, 2005 will be considered to be an evasion of foreign exchange purchase rules, and the payment of the dividend will be illegal. As a result, both the onshore enterprise and its actual controlling persons can be fined. In addition, failure to comply with the registration procedures may result in restrictions on the relevant onshore enterprise, including prohibitions on the payment of dividends and other distributions to its offshore parent or affiliate and capital inflow from the offshore enterprise. The PRC resident shareholders of the offshore enterprise may also be subject to penalties under Chinese foreign exchange administration regulations.

We have asked Mr. Xia , who is a PRC resident as defined in Circular 75, to register with the relevant branch of SAFE, as currently required, in connection with his equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that he can obtain the above SAFE registrations required by Circular 75 and Notice 106. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries’ ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 and Notice 106 by our PRC resident beneficial holders.

In addition, our shareholders, who are PRC residents as defined in Circular 75, may not always be able to complete the necessary registration procedures required by Circular 75, Notice 106 and Notice 19. We also have little control over either our present or prospective direct or indirect shareholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident shareholders to comply with Circular 75 , Notice 106 and Notice 19, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries’ ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

In January 2007, SAFE promulgated the Detailed Rules for the Implementation of the Measures for the Administration of Individual Foreign Exchange, and the Operating Rules on the Foreign Exchange Administration of the Evolvement of Domestic Individuals in the Employee Stock Ownership Plans and Share Option Schemes of Overseas Listed Companies, or “Circular 78.” Under Circular 78, where PRC domestic individuals are involved in the employee stock ownership plans or share option schemes of overseas listed companies, such plans or schemes must be submitted to competent foreign exchange administration authorities for approval, and the PRC employees shall entrust its agent or the affiliates or branches of the overseas listed company to apply to competent authorities for purchasing certain amount of foreign exchange at certain times each year, in order to purchase the stock or exercise its option right under the employee stock ownership plans or the share option schemes within the amounts approved by the authorities. In addition, the PRC employees involved must declare the progress of such plans or schemes to the administration authorities periodically. All the proceeds obtained by such employees from the overseas listed company through the employee stock ownership plans or the share option schemes, or from sale of the shares of such overseas listed company, after deducting relevant fees and costs incurred overseas, shall be remitted to the domestic account of the employees in full amount. As of the date of this Annual Report, no employee share option has been granted and is outstanding under the current share option scheme. All the options for the shares of our Company to be granted to and all the stock ownership plans to be made for our PRC employees in the future, including exercise of the option rights and performance of such plans, would be subject to Circular 78 since we have become an overseas listed company. If we or our PRC employees fail to comply with the provisions of Circular 78, we and/or our PRC employees may be subject to fines and legal sanctions imposed by the SAFE or other PRC government authorities. If our PRC employees fail to obtain the approval from or make relevant registrations with SAFE or its local branches, it will prevent us from conducting the share option schemes or the stock ownership plans for our PRC employees. In addition, it may impose cost on us for obtaining the approval from SAFE or its local branches in connection with the foreign exchange registration.

In addition, the PRC employees involved in an incentive plan must be subject to approval by the competent foreign exchange administration authorities and make the registrations as required under Circular 78. We cannot assure you that the administration authorities would approve such incentive plan, or permit such PRC employees to go through the registration procedures. If this occurs, the management, operations and financial conditions of the listed company may be adversely affected.

Our business and financial performance may be materially adversely affected if the PRC regulatory authorities determine that our acquisition of Dahua constitutes a Round-trip Investment without MOFCOM approval.

On August 8, 2006, six PRC regulatory agencies promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors (the “2006 M&A Rule”), which became effective on September 8, 2006. According to the 2006 M&A Rule, a “Round-trip Investment” is defined as having taken place when a PRC business that is owned by PRC individual(s) is sold to a non-PRC entity that is established or controlled, directly or indirectly, by those same PRC individual(s). Under the 2006 M&A Rules, any Round-trip Investment must be approved by MOFCOM, and any indirect arrangement or series of arrangements which achieves the same end result without the approval of MOFCOM is a violation of PRC law.

Dahua was formed by Xinggen Zhao, a citizen of the United States, and Mr. Xia, a citizen of the PRC, as business corporation organized under the laws of the British Virgin Islands.  Mr. Xia initially owned 85% of the outstanding equity interests in Dahua with Mr. Zhao owning the remaining 15%.  Mr. Xia acquired all of Mr. Zhao’s interests in Dahua immediately prior to the consummation of the share exchange.  In September 2010, Mr. Zhao incorporated HYG, a limited liability company organized under the laws of the Hong Kong Special Administrative Region.  Subsequently, HYG formed a wholly-owned subsidiary, Difa, as a wholly-owned foreign enterprise under the laws of the People’s Republic of China.  In November 2010, Dahua purchased all of the interests held by Mr. Zhao in HYG, thereby making HYG a wholly-owned subsidiary of Dahua.  Also in November 2010, Difa entered into several agreements with Zhongbao pursuant to which Zhongbao can consolidate its financial statements with Difa.  These agreements include a Business Operation Agreement, Exclusive Managerial Consulting Services Agreement, Voting Proxy Agreement, Exclusive Acquiring Letter and Equity Pledge Agreement.  Mr. Xia and Ms. Fei are the sole shareholders of Zhongbao.  The PRC regulatory authorities may take the view that these transactions and the Exchange Agreement are part of an overall series of arrangements which constitute a Round-trip Investment, because at the end of the transactions, Mr. Xia became majority owner and effective controlling party of a foreign entity that acquired ownership of our Chinese subsidiaries.  If the PRC regulatory authorities take this view, we cannot assure you we may be able to obtain the approval required from MOFCOM.  It is also possible that the PRC regulatory authorities could invalidate our acquisition and ownership of our Chinese subsidiaries, and that these transactions require the prior approval of the China Securities Regulatory Commission, or CSRC, before MOFCOM approval is obtained.

We believe that if these regulatory actions occur, we may be able to find a way to re-establish control of our Chinese subsidiaries’ business operations through a series of contractual arrangements rather than an outright purchase of our Chinese subsidiaries. But we cannot assure you that such contractual arrangements will be protected by PRC law or that the registrant can receive as complete or effective economic benefit and overall control of our Chinese subsidiaries’ business than if the Company had direct ownership of our Chinese subsidiaries. In addition, we cannot assure you that such contractual arrangements can be successfully effected under PRC law. If we cannot obtain MOFCOM or CSRC approval if required by the PRC regulatory authorities to do so, and if we cannot put in place or enforce relevant contractual arrangements as an alternative and equivalent means of control of our Chinese subsidiaries, our business and financial performance will be materially adversely affected.

We may have limited legal recourse under PRC laws if disputes arise under our contracts with third parties.

The Chinese government has enacted laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, precedent and experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our new business ventures are unsuccessful, or other adverse circumstances arise from these transactions, we face the risk that the parties to these ventures may seek ways to terminate the transactions, or, may hinder or prevent us from accessing important information regarding the financial and business operations of these acquired companies. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

We must comply with the Foreign Corrupt Practices Act while many of our competitors do not.

We are required to comply with the United States Foreign Corrupt Practices Act, which prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some of our competitors, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices occur from time-to-time in mainland China. If our competitors engage in these practices, they may receive preferential treatment from personnel of some companies, giving our competitors an advantage in securing business or from government officials who might give them priority in obtaining new licenses, which would put us at a disadvantage. Although we inform our personnel that such practices are illegal, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties.

Under the EIT Law, we and/or our HK holding company may be classified as a “resident enterprise” of the PRC. Such classification could result in PRC tax consequences to us and our non-PRC shareholders and/or HK holding company.

Under the Enterprise Income Tax Law of the PRC (“EIT Law”), which became effective on January 1, 2008, an enterprise established outside of China with “de facto management bodies” within China is considered a “resident enterprise,” meaning that it can be treated in a manner similar to a Chinese enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as “substantial and overall management and control over the production and operations, personnel, accounting, and properties” of the enterprise. In addition, a recent circular issued by the State Administration of Taxation on April 22, 2009 regarding the standards used to classify certain Chinese-invested enterprises controlled by Chinese enterprises or Chinese group enterprises and established outside of China as “resident enterprises” clarified that dividends and other income paid by such “resident enterprises” will be considered to be PRC source income, subject to PRC withholding tax, currently at a rate of 10%, when recognized by non-PRC enterprise shareholders. This recent circular also subjects such “resident enterprises” to various reporting requirements with the PRC tax authorities.

In addition, the recent circular mentioned above sets out criteria for determining whether “de facto management bodies” are located in China for overseas incorporated, domestically controlled enterprises. However, as this circular only applies to enterprises established outside of China that are controlled by PRC enterprises or groups of PRC enterprises, it remains unclear how the tax authorities will determine the location of “de facto management bodies” for overseas incorporated enterprises that are controlled by individual PRC residents like us and some of our subsidiaries.

Therefore, although substantially all of our management is currently located in the PRC, it remains unclear whether the PRC tax authorities would require or permit our overseas registered entities to be treated as PRC resident enterprises. We do not currently consider our company to be a PRC resident enterprise. However, if the PRC tax authorities determine that we are a “resident enterprise” for PRC enterprise income tax purposes, a number of unfavorable PRC tax consequences could follow. First, we may be subject to the enterprise income tax at a rate of 25% on our worldwide taxable income as well as PRC enterprise income tax reporting obligations. In our case, this would mean that income such as interest on offering proceeds and non-China source income would be subject to PRC enterprise income tax at a rate of 25%. Second, although under the New EIT Law and its implementing rules dividends paid to us from our PRC subsidiaries would qualify as “tax-exempt income,” we cannot guarantee that such dividends will not be subject to a 10% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes. Finally, it is possible that future guidance issued with respect to the new “resident enterprise” classification could result in a situation in which a 10% withholding tax is imposed on dividends we pay to our non-PRC shareholders and with respect to gains derived by our non-PRC shareholders from transferring our shares.

In addition, under the New EIT law, the Notice of the State Administration of Taxation on Negotiated Reduction of Dividends and Interest Rates , or Notice 112, which was issued on January 29, 2008, the  Arrangement between the PRC and the Hong Kong Special Administrative Region on the Avoidance of Double Taxation and Prevention of Fiscal Evasion, or the Double Taxation Arrangement (Hong Kong), which became effective on December 8, 2006, and the  Notice of the State Administration of Taxation Regarding Interpretation and Recognition of Beneficial Owners under Tax Treaties , or Notice 601, which became effective on October 27, 2009, dividends from our PRC operating subsidiaries paid to us through our Hong Kong subsidiary may be subject to a withholding tax at a rate of 10%, or at a rate of 5% if our Hong Kong subsidiary is considered a “beneficial owner” that is generally engaged in substantial business activities and entitled to treaty benefits under the Double Taxation Arrangement (Hong Kong). Furthermore, the ultimate tax rate will be determined by treaty between the PRC and the tax residence of the holder of the PRC subsidiary. We are actively monitoring the proposed withholding tax and are evaluating appropriate organizational changes to minimize the effect on corresponding tax.

Dividends declared and paid from before January 1, 2008 on distributable profits are grandfathered under the New EIT Law and are not subject to withholding tax.

Changes in PRC government policy on foreign investment in China may adversely affect our business and results of operations.

Our intermediary PRC subsidiary, Difa, is a foreign invested enterprise. As we conduct a significant portion of our businesses through a foreign investment enterprise in the PRC, we are subject to restrictions on foreign investment policies imposed by the PRC law from time to time. Generally, foreign invested enterprises enjoy more favorable tax treatment in the form of tax incentives and other preferential policies but are subject to more stringent restrictions in their business operations. If we cannot obtain approval from relevant approval authorities to engage in businesses that become restricted or prohibited for foreign investors, we may be forced to sell or restructure the businesses that have become restricted or prohibited for foreign investment. If we are forced to adjust our business portfolio as a result of changes in government policy on foreign investment, our business, financial condition and results of operations would likely be materially adversely affected.

Changes in PRC laws and regulations on labor and employee benefits may adversely affect our business and results of operations.

As we conduct a significant portion of our business through our PRC subsidiaries, we are subject to PRC laws and regulations on labor and employee benefits. In recent years, the PRC government has implemented policies to strengthen the protection of employees and obligate employers to provide more benefits to their employees. In addition, an employment contract law came into effect in the PRC on January 1, 2008. The PRC employment contract law and related legislation require more benefits to be provided to employees, such as an increase in pay or compensation for termination of employment contracts. As a result, we expect to incur higher labor costs, which would have an adverse impact on our business and results of operations.

Risks Relating to our Organization and Our Common Stock

As of February 11, 2011, we became a consolidated subsidiary of a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing our ability to grow.

As a result of the reverse acquisition transaction, we became a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the reverse acquisition transaction) and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we remained privately held and did not consummate the reverse acquisition transaction.

Our accounting personnel lacks significant experience in preparing financial statements and converting our books and records to U.S. GAAP, which could adversely affect the accuracy of our financial statements and the management of our business.

Our accounting personnel lacks significant experience in preparing financial statements and converting our books and records to U.S. GAAP, which could adversely affect the management of our business. There are several factors that impact our ability to accurately prepare financial statements and to convert our books and records to U.S. GAAP, including that our books and records are maintained and prepared in PRC GAAP and the employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have significant knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. To address this weakness, we have recently hired two additional employees to our accounting and financial staff that we believe with assist us in this regard.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. In addition, if we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current and may adversely affect any market for, and the liquidity of, our common stock.

Public company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these new rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we are becoming public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Since we became public through a “reverse merger,” the newly-issued common shares issued in connection with the “reverse merger” and any future financing arrangements, including, but not limited to, private placements, are restricted shares.  As a result, our common stock will continue to be very thinly traded after the reverse merger, until a considerable number of such shares are registered in an effective registration statement or become sellable under Rule 144.  Therefore, securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock.  No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of us in the future.

Our stock price may be volatile.

We have no public active trading in our common stock.  The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

• changes in our industry;
• competitive pricing pressures;
• our ability to obtain working capital financing;
• additions or departures of key personnel;
• limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock;
• sales of our common stock;
• our ability to execute our business plan;
• operating results that fall below expectations;
• loss of any strategic relationship;
• regulatory developments;
• economic and other external factors; and
• period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We may not pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

No market currently exists for the trading of our securities and no market may ever develop. Accordingly, you may not have any means of trading shares of our common stock.

A market does not presently exist for our securities and no assurance can be given that a market will ever develop. Consequently, you may not be able to liquidate your investment in our securities for an emergency or at any time, and the securities will not be readily acceptable as collateral for loans. Although we will endeavor to establish a trading market for our securities in the future, no assurance can be given as to the timing of this event or whether the market, if established, will be sufficiently liquid to enable an investor to liquidate his investment in us.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Our common stock is currently a “penny stock,” which may make it more difficult for our investors to sell their shares.

Our common stock is currently and may continue in the future to be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on The NASDAQ Stock Market or other national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Since our securities are subject to the penny stock rules, investors may find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.

An overhang is a measure of the potential dilution to which a common stock’s existing shareholders are exposed, due to the potential that stock-based compensation will be awarded to executives, directors, or key employees of the company.  It is usually represented in percentage form.  There is no precise rule-of –thumb for determining what level of options overhang is bad for investors but, general speaking, the higher the number, the greater the risk.

The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Techniques employed by manipulative short sellers in Chinese small cap stocks may drive down the market price of our common stock.

Short selling is the practice of selling securities that the seller does not own but rather has, supposedly, borrowed from a third party with the intention of buying identical securities back at a later date to return to the lender. The short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale.   As it is therefore in the short seller’s best interests for the price of the stock to decline, many short sellers (sometime known as “disclosed shorts”) publish, or arrange for the publication of, negative opinions regarding the relevant issuer and its business prospects in order to create negative market momentum and generate profits for themselves after selling a stock short.  While traditionally these disclosed shorts were limited in their ability to access mainstream business media or to otherwise create negative market rumors, the rise of the Internet and technological advancements regarding document creation, videotaping and publication by weblog (“blogging”) have allowed many disclosed shorts to publicly attack a company’s credibility, strategy and veracity by means of so-called research reports that mimic the type of investment analysis performed by large Wall Street firm and independent research analysts.  These short attacks have, in the past, led to selling of shares in the market, on occasion in large scale and broad base.  Issuers with business operations based in China and who have limited trading volumes and are susceptible to higher volatility levels than U.S. domestic large-cap stocks, can be particularly vulnerable to such short attacks.

These short seller publications are not regulated by any governmental, self-regulatory organization or other official authority in the U.S., are not subject to the certification requirements imposed by the Securities and Exchange Commission in Regulation AC (Regulation Analyst Certification) and, accordingly, the opinions they express may be based on distortions of actual facts or, in some cases, fabrications of facts.  In light of the limited risks involved in publishing such information, and the enormous profit that can be made from running just one successful short attack, unless the short sellers become subject to significant penalties, it is more likely than not that disclosed shorts will continue to issue such reports.

While we intend to strongly defend our public filings against any such short seller attacks, oftentimes we are constrained, either by principles of freedom of speech, applicable state law (often called “Anti-SLAPP statutes”), or issues of commercial confidentiality, in the manner in which we can proceed against the relevant short seller.  You should be aware that in light of the relative freedom to operate that such persons enjoy – oftentimes blogging from outside the U.S. with little or no assets or identity requirements – should we be targeted for such an attack, our stock will likely suffer from a temporary, or possibly long term, decline in market price should the rumors created not be dismissed by market participants.

We may be classified as a passive foreign investment company, which could result in adverse United States federal income tax consequences to U.S. shareholders.

We do not currently expect to be classified as a “passive foreign investment company,” or PFIC, for U.S. federal income tax purposes for our taxable year ending June 30, 2011. This expectation is based, in part, on our estimates of the fair market value of our assets (including goodwill). However, the PFIC test is an annual test that, as discussed below, depends upon the composition of our gross income for the year and the percentage, based on a quarterly average for the year, of our gross assets that constitutes “passive” assets. Accordingly, it is not possible to determine whether we will not be classified as a PFIC for our tax year ending June 30, 2011 until after the year has ended. In addition, even if we are not classified as a PFIC for our taxable year ending June 30, 2011, because the PFIC test is annual, we cannot assure you that we will not be a PFIC for any following tax year. Our special U.S. counsel expresses no opinion with respect to our expectations contained in this paragraph.

A non-U.S. corporation is considered to be a PFIC for any taxable year if either: (1) at least 75% of its gross income is passive income, or; (2) at least 50% of the value of its assets (based on an average of the quarterly values of the assets during the taxable year) is attributable to assets that produce or are held for the production of passive income.

We will be treated as owning our proportionate share of the gross assets and earning our proportionate share of the gross income of any other corporation in which we own, directly or indirectly, at least 25% (by value) of the stock. Subject to various exceptions, passive income generally includes dividends, interest, rents, royalties and gains from the disposition of assets that produce or are held for the production of passive income.

We must make a separate determination each year as to whether we are a PFIC. As a result, our PFIC status may change. In addition, the composition of our income and assets will be affected by, among other factors, how, and how quickly, we spend the cash we raised in our recent private placement. If we are a PFIC for any year during which you hold ordinary shares or any other equity interest in the Company, then you generally will continue to be treated as owning ordinary shares in a PFIC for all succeeding years during which you hold ordinary shares even if we do not satisfy the PFIC income or assets test for any particular succeeding taxable year. However, if we cease to satisfy the PFIC income and assets test for a particular succeeding taxable year, you may be able to avoid some of the adverse effects of the PFIC regime by making a “deemed sale” election with respect to the ordinary shares.

If we are a PFIC for any taxable year during which you hold ordinary shares, dividends paid by us to you that year and the following year will not be eligible for the reduced rate of taxation applicable to non-corporate U.S. holders, including individuals. Dividends that you receive that do not constitute qualified dividend income are not eligible for taxation at the 15% maximum rate applicable to qualified dividend income. Instead, you must include the gross amount of any such dividend paid by us out of our current or accumulated earnings and profits (as determined for U.S. federal income tax purposes) in your gross income, and it will be subject to tax at rates applicable to ordinary income. Additionally, you will be subject to special tax rules with respect to any “excess distributions” that you receive and any gain you realize from a sale or other disposition (including a pledge) of the ordinary shares, unless a “mark-to-market” election is timely made, as discussed below. Distributions you receive in a taxable year that are greater than 125% of the average annual distributions you received during the shorter of the three preceding taxable years or your holding period for the ordinary shares and any gain from a sale or other disposition (including certain pledges) will generally be treated as an excess distribution. Under these special tax rules:

•	the excess distribution will be allocated ratably over your holding period for the ordinary shares,

•	the amount allocated to the current taxable year, and any taxable year prior to the first taxable year in your holding period in which we became a PFIC, will be treated as ordinary income, and

•
the amount allocated to each other year will be subject to the highest applicable tax rate in effect for that year and the interest charge generally applicable to underpayments of tax will be imposed on the resulting tax attributable to each such year.

The tax liability for amounts allocated to years prior to the year of disposition or “excess distribution” cannot be offset by any net operating losses for such years, and gains (but not losses) realized on the sale of the ordinary shares cannot be treated as capital gains, even if you hold the ordinary shares as capital assets.

If we are a PFIC, you may be subject to the adverse tax consequences described above with respect to the shares of any of our subsidiaries that are also PFICs. You should consult your tax advisors regarding the application of the PFIC rules to any of our subsidiaries.

If the Company is classified as a PFIC, a U.S. holder may generally elect out of the treatment described above by making a timely mark-to-market election if shares of our common stock meet certain regular trading requirements. However, it should be noted that in such a case, because a mark-to-market election cannot be made for equity interests in lower-tier PFICs that we may be treated as owning, a U.S. holder may continue to be subject to the PFIC rules with respect to its indirect interest in any investments held by us that are treated as equity interests in a PFIC for U.S. federal income tax purposes. U.S. holders should consult their tax advisors on the availability and advisability of a mark-to-market election in the event that we are classified as a PFIC. It should be noted that we do not currently intend to prepare or provide the information that would enable you to make a “qualified electing fund” election in the event that we were classified as a PFIC.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 2.     Properties.

All urban land in China is owned by the State. Pursuant to Interim Regulations of the People’s Republic of China Concerning the Assignment and Transfer of the Right to the Use of the State-owned Land in the Urban Areas , which became effective on May 19, 1990, individuals and companies are permitted to acquire rights to use urban land or land use rights for specific purposes, including residential, industrial and commercial purposes. The land use rights are granted for a period of 70 years for residential purposes, 50 years for industrial purposes and 40 years for commercial purposes. These periods may be renewed at the expiration of the initial and any subsequent terms. Upon approval by both the land administrative authorities and city planning authorities, industrial parcel uses may be converted to other uses, and the duration and other clauses in the land use right granting agreement will be revised to match the new use. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

We have secured additional land use rights for two projects with a total land area of approximately 196,000 square meters. On these properties, we plan to construct, among others, high-rise residential apartment buildings and parking garages. Land use rights relating our projects under construction and completed projects are not included in our bank of land use rights, as it is a generally accepted practice that as soon as a new project commences on the land reserve, the land use right is immediately re-categorized from intangible assets into work in progress inventory, and eventually into finished inventory when the project is completed. Therefore, land associated with projects under construction and completed projects are treated separately from our bank of land use rights.

Item 3.  Legal Proceedings.

In the normal course of business, we are subject to claims and litigation. Neither we nor our subsidiaries are currently a party to any material legal proceedings nor are we aware of any material proceeding to which any of our directors, officers, affiliates, or any holder of more than five percent of our common stock, or any associate of any such director, officer, affiliate, or shareholder, is a party adverse to us or any of our subsidiaries or has a material interest adverse to us or any of our subsidiaries.

PART II

Item 4.  (Removed and Reserved).

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on OTC Bulletin Board under the symbol “ZBIT” but there has been no active trading in our stock during the last two fiscal years.  Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as the limited public float of our shares, actual or anticipated variations in quarterly operating results,  changes in financial estimates by securities analysts, conditions or trends in the housing market in the PRC,  announcements by us or our competitors of strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Holders

As of September 26, 2011, we had approximately 11 record owners of our common stock.

Dividend Policy

We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends on our common stock for the foreseeable future.

Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors as our Board of Directors may deem relevant. We can pay dividends only out of our profits or other distributable reserves and dividends or distributions will only be paid or made if we are able to pay our debts as they fall due in the ordinary course of business.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan if our management believes that it is in our and our stockholders’ best interest to do so.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion may contain certain forward-looking statements. Such statements are not covered by the safe harbor provisions. These statements include the plans and objectives of management for future growth of the Company, including plans and objectives related to the consummation of acquisitions and future private and public issuances of the Company's equity and debt securities. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The words “we,” “us” and “our” refer to the Company. The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including but not limited to: (a) limited amount of resources devoted to achieving our business plan; (b) our failure to implement our business plan within the time period we originally planned to accomplish; (c) our strategies for dealing with negative cash flow; and (d) other risks that are discussed in this report or included in our previous filings with the Securities and Exchange Commission.

Executive summary

We are engaged in real estate development in Chongqing, southwest of mainland China. We conduct substantially all of our business through Chongqing Zhongbao Investment Group Co, Ltd and its subsidiaries, including Shaanxi Zhongbao Real Estate Property Development Co., Ltd., (“Shaanxi Zhongbao”), Chongqing Zhaoli Real Estate Consulting Co., Ltd,(“Zhaoli”), Chongqing Weitai Real Estate Management Company (“Weitai”), etc.  All of our businesses are conducted in mainland China. Since the initiation of our business in September 2001, we have focused on expanding our business in certain Tier II cities such as Chongqing and Xi’an in China which we strategically selected based upon an established set of criteria. Our selection criteria include population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We are rapidly growing within our industry in Chongqing. Our major competitors include Duo-Li Real Estate Development Co., Ltd. and Zhongqing Ju-Feng Real Estate Development Co., Ltd. To date, we have completed most of the construction work of Phase I, Phase II and Phase III of our Jinshan Liyuan project located in Nanchcuan City, Chongqing, which began construction in 2008. These properties have not been fully sold as of June 30, 2011. Also, we have started to construct Jinshan Liyuan Phase Ⅳ since July 2011.  The completion of the construction of the whole Jinshan Liyuan Project is expected before June 30, 2012. In addition, in May 2011, we started to expand our business into the city of Xi’an, Shaanxi Province to develop a new real estate property project and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations. We expect to complete the phase I of Xi’an project in three years, with total construction areas of 300,000 square meters in five construction phases.

We intend to continue our expansion into additional selected Tier II cities and counties as suitable opportunities arise. We will expand to more selected target Tier II cities including cities in Shaanxi Province and other counties in Chongqing which we are surveying for expansion in the near future. We will also expand into more selected areas of real estate businesses, such as real estate management, as part of our expansion plan.

Results of Operations for the years ended June 30, 2011 and 2010

The following table presents an overview of our results of operations for the years ended June 30, 2011 and 2010.

	June 30,	June 30,	Increase
	2011	2010	(decrease)	Percentage
Total revenue	36,422,958	24,672,599	11,750,359	47.6%
Total cost of sales	13,789,872	12,308,607	1,481,265	12.0%
Gross profit	22,633,086	12,363,992	10,269,094	83.1%
Operating expenses
Selling and distribution expenses	970,701	846,070	124,631	14.7%
General and administrative expenses	2,682,936	1,398,202	1,284,734	91.9%
Total operating expenses	3,653,637	2,244,272	1,409,365	62.8%
Operating income	18,979,449	10,119,720	8,859,729	87.5%
Total other expenses	3,515,820	253,673	3,262,147	1,286.0%
Income before income taxes	15,463,629	9,866,047	5,597,582	56.7%
Total income tax provisions	3,865,907	2,466,512	1,399,395	56.7%
Net income	11,597,722	7,399,535	4,198,187	56.7%

Revenues:

Real estate sales:

We derived our revenues predominantly from sales of our residential real estate properties.  For the years ended June 30, 2011 and 2010, revenues from sales of our residential real estate properties were $35,866,398 and $24,158,209, representing an increase of $11,708,189 or 48.5%.  We recognized real estate sales revenue when all the criteria for revenue recognition have been met and title to ownership of the property has been delivered to buyers.  The revenue recognition for each accounting period may vary because of the progress of the construction of the real estate property and actual property delivered to buyers may change from time to time. Our sales revenue was affected by the number of unit sold and also affected by the market price increase or decrease.  For the year ended June 30, 2011, the construction of building #1, #2, #3, #4, #5 and #11of Jinshan Liyuan Phase III was completed and delivered to the buyers at an average sales price of RMB 3,112 (approximate to $439) per square meter, total 1,061 units of residential property have been sold. For the same period of 2010, only 949 units of residential property were sold at an average selling price of RMB 1,899 (approximate to $262) per square meter. As a result, the number of units sold increased 11.8%, and the selling price increased 67.5%.   In addition, in terms of total areas sold, total of 81,770 square meters were sold during the year ended June 30, 2011 as compared to 92,172 square meters sold for the year ended June 30, 2010, the total areas sold decreased 10,402 square meters or 11.3% when comparing the year ended June 30, 2011 to the prior comparative period. As a result of the above combined factors, real estate sales for the year ended June 30, 2011 increased when comparing to the same period of 2010, primarily as a result of the increase in selling price per square meter as discussed above.  Revenue from real estate sales are presented in the net amount, which means sales taxes are deducted from the gross amount to get the net sales revenue. Sales tax is a one-time tariff which consists of a business tax at the rate of 5% on actual revenue. For the year ended June 30, 2011 and 2010, we reported sales tax in connection with the real estate sales in the amount of $2,540,080 and $1,511,664, respectively.

In addition to real estate property sales, we also constructed and held some commercial space and basement parking lots for leasing in order to generate rental income, which is also part of our total revenue. Real estate properties held for lease are recorded at cost less accumulated depreciation. We have entered into several leasing contract with various outside parties and leased these commercial space or parking lots for rental income. Overall, rental income is immaterial to the Company’s total revenue:

The following table sets forth the breakdown of our revenue for the years ended June 30, 2011 and 2010, respectively:

	2011		2010
	USD	%	USD	%
Real estate sales, net	35,866,398	98.5%	24,158,209	97.9%
Real estate lease income	556,560	1.5%	514,390	2.1%
Total revenue	36,422,958	100.0%	24,672,599	100.0%

Cost of Revenues

The following table sets forth the breakdown of the costs of real estate sales for the years ended June 30, 2011 and 2010, respectively:

	2011	2010
	US$	US$
Land use right costs	2,620,284	2,838,018
Direct construction cost	10,133,361	7,641,459
Auxiliary facility cost	554,332	549,066
Other costs	51,822	862,076
Total Cost of real estate sales	13,359,798	11,890,619

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

Land use rights costs include the premium we paid to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use right costs for the year ended June 30, 2011 was $2,620,284, representing a decrease of $217,734 or 7.7%, as compared to that of for the year ended June 30, 2010.  This was because more land use costs have been allocated during the year ended June 30, 2010 when the project was in earlier development stage. For the year ended June 30, 2010, total construction areas from Jinshan Liyuan Phase II and III amounted to 84,536 square meters, but more land costs have been allocated to landscaping, road construction, and other infrastructures in order to prepare the whole project more attractive to potential buyers. In 2011, although the total construction areas amounted to 107,076 square meters, less land costs has been allocated to landscaping, road and other basic infrastructures.  Accordingly, land costs allocated in 2010 was higher than in 2011.

We outsource the construction of all of our projects to third party contractors, who are selected through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices.  As a result, our construction costs consisted primarily of the payments to third-party contractors, which are paid over the construction period based on specified milestones.  Our direct construction costs for the year ended June 30, 2011 was $10,133,361, representing an increase of $2,491,902 or 32.6%, as compared to that of for the year ended June 30, 2010. The increase in construction cost was the result of increased material price and labor costs in 2011, as well as affected by inflation adjustment from year to year.

Cost of real estate sales increased $1.47 million or 12.4% when comparing the year ended June 30, 2011 and 2010.  We allocate cost of real estate sales by using the specific identification method which means the total square meters of the property sold times the average unit costs to determine the total cost of revenue.  Our unit construction costs are historically determined, including the construction cost, land costs, facility costs, etc. These costs are accumulated in a cost pool and are allocated to the each building and each square meter under construction and then transferred to cost of revenue when the finished goods are sold to the buyers and when revenue can be recognized. If the unit cost is relatively stable, it is the total areas sold which determines the total cost of revenue. For the year ended June 30, 2011, the average unit cost included in the property sold was RMB 1,083 (approximate to $163) per square meter, while for the same period of 2010, the average unit cost included  in the property sold was RMB 858 (equivalent to $129 ) per square meter. Unit cost increased 26.2% from 2011 to 2010. Therefore, when comparing the total cost of revenue for the year ended June 30, 2011 and 2010, because total of 81,770 square meters were sold in 2011 at $163 per square meter, and 92,172 square meters were sold in prior comparative period at $129 per square meter, the increase in unit cost led to increased cost of real estate sales. On the other hand, revenue increased by approximately 48.5% while cost of real estate sales increased by 12.4% for the years ended June 30, 2011 and 2010, the fluctuation was due to  the increase in the overall market selling price from RMB 1,899 (or $262) per square meter in 2010 to RMB 3,112 (or $439) per square meter in 2011.

Cost of real estate lease: Our cost of real estate lease consists primarily of maintenance, repairs and minor renewals.

The following table presents a breakdown of our cost of revenue of real estate business for the years ended June 30, 2011 and 2010:

	June 30,		June 30,
	2011	%	2010	%
	（USD)		（USD)
Cost of real estate sales	13,359,799	96.88%	11,890,619	96.6%
Cost of real estate lease	430,073	3.12%	417,988	3.4%
Total	13,789,872	100.0%	12,308,607	100.0%

Gross Profit

	June 30,		June 30,
	2011		2010
	Gross	Gross	Gross	Gross
	profit	margin	profit	margin
Project	USD	%	USD	%
Real estate property sales - Jinshan Liyuan	22,506,599	62.8%	12,267,590	50.8%
Rental property	126,487	22.7%	96,402	18.7%
Total gross profit	22,633,086	62.14%	12,363,992	50.11%

The following table presents the gross profit of our businesses for the years ended June 30, 2011 and 2010:

Total gross profit from our real estate business increased by $10.2 million or 83.06% to $22,633,086 for the year ended June 30, 2011 from $12,363,992 for the year ended June 30, 2010. The increase was primary due to increased revenue from real estate sales as discussed above. The gross margin of our real estate business increased from 50.8% for the year ended June 30, 2010 to 62.8% for the year ended June 30, 2011.  The increase of gross margin was principally attributed to the increase in sale price per square meter and increase in sales revenue as discussed above.

Selling and distribution expenses

Our selling and distribution expenses include:(1) advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments;(2) sales commissions paid to a third-party marketing firm, to whom we outsourced the sales and marketing of the real estate property developed.

Selling expense increased 14.7% or $124,631 when comparing the year ended June 30, 2011 to prior comparative period. The increase in selling expense for the year ended June 30, 2011 was primarily affected by the increase in sales commission paid to outsourced sales and marketing firm Chongqing Xinshang Real Estate Consulting Co., Ltd (“Xinshang”). We outsourced the sales and marketing activities to Xinshang and paid sales commissions based on 2.3% of the total sales collection amount from the consulting firm.  For the same period in 2010, we were only required to pay sales commission based on 1.5% of the sales price to outside consulting firm.  As the sales commission rate increased, we paid RMB 5.85 million (equivalent to $883,349) as sales commission to the consulting firm for the year ended June 30, 2011.  For the prior comparative period, we only paid RMB 4.96 million (or $728,650) sales commission to outside sales and marketing consulting firm.  The increase in sales commission expense was offset by decreased advertising expense from $89,396 in 2010 to $68,559 in 2011. The net change in our selling expense reflected the above factors.

General and Administrative Expenses

For the year ended June 30, 2011, our general and administrative expenses were $2,682,936, representing an increase of $1,284,734 or 91.9%, as compared to prior comparative period. The increase was primarily a result of the following factors (1) professional and consulting costs increased $615,614 because we paid more consulting, auditing and legal fees for going public in the U.S. (2) Salary expense increased $167,556 because we hired more qualified personnel in order to support our public going effort (3) travel expense and meals expense increased $118,973 because we hosted more visitors during 2011 in connection with our public listing and we were also trying to start a new real estate property development in Shaanxi Xi’an and accordingly incurred more travel and meals expense for project planning.

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

Other expense

Interest expense decreased $129,499 or 56.5% when comparing 2011 to prior year. The decrease in our interest expense was due to our decreased bank loan balance from $12.4 million as of June 30, 2010 to $11.4 million as of June 30, 2011. As the balance of outstanding bank loans decreased, we reported less interest expense accordingly. In addition, for the year ended June 30, 2011, most of our interest expense incurred has been capitalized as construction cost because the purpose of the borrowing was to use the loan in construction of our real estate project. In order to obtain these bank loans, we were required to pay RMB 850,000 (equivalent to $128,274) as financial expense to the bank for the loans borrowed. This was the only interest expense incurred for the year ended June 30, 2011 and it was offset by the interest income of $28,608 received. This was a slightly less than in 2010, in which a portion of our bank loan was used as working capital and accordingly interest expense incurred on such bank loan was recorded as interest expense.  As a result of these factors, interest expense for the year ended June 30, 2010 was higher than in 2011.

During 2011, we also incurred a significant amount of non-operating expense. Non-operating expense increased $3.39 million when compared to 2010. Our non-operating expense primarily included donations made to local government agencies. In October, 2010, we donated RMB 12.1 million (approximately to USD 1.83 million) to China Siyuan Foundation for Poverty Alleviation in order to help Three-gorge immigrants to fight against poverty and also help green environment in the Three-gorge areas. In addition, on March 31, 2011, we donated RMB 10 million (approximate to $1.5 million) to local government Fulin Forestry Bureau to support the tree-planting in three gorge areas and to ' Green the Yangtze River". We recorded such donations as a non-operating expense and such donation is tax deductible.

Income tax expenses

Income tax expense increased $1.39 million or 56.7% when comparing 2011 to prior year. The change is primarily due to increased sales revenue and taxable income for the year ended June 30, 2011 as discussed above.

Our Company is subject to a 25% corporate income tax rate in PRC. Prior to 2010, we suffered significant operating losses.   For Chinese income tax purpose, these operating losses can be carried forward and be available to reduce future years' taxable income. For the year ended June 30, 2011, we recorded net income tax provision of $3,865,907 after applying deferred income tax benefit of $64,566. For the year ended June 30, 2010, we recorded net income tax provisions of $2,466,512 after applying the net operating loss carry-forwards of $63,151.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statements purposes and the amounts used for income tax purposes, and operating loss carry-forward.

The components of deferred tax assets as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010
	US$	US$
Deferred tax assets-beginning balance	-	63,077
Net operating loss of subsidiaries (Note)	66,185	-
Deferred income tax expense provision	-	(63,150)
Effect of foreign exchange rate adjustment	-	73
Deferred tax assets, ending balance	66,185	-

Note: for the year ended June 30, 2011, the Company’s subsidiaries Shaanxi Zhongbao, Chongqing Difa, Chongqing Weitai and Chongqing Zhaoli incurred net operating losses totaling RMB 427,840 (or $66,185), which can be carried forward and be available to reduce future years' taxable income.

Net Income

As a result of the above factors, we reported net income of $11.59 million for the year ended June 30 2011, as compared to net income of $7.39 million for the year ended June 30 2010. Net income increased by $4.19 million or 56.7% from year to year. The increase in net income was primarily attributable to the increase in sales revenue, especially increase in sales price as discussed above.

Liquidity and Capital Resources:

Our principal sources of financing are our cash generated by investing activities, and borrowings from banks, third-party and related party.

For the year ended June 30, 2011, net cash used in operating activities amounted to $21,679,007, and for the same period of 2010, net cash provided by operating activities were $7,808,178.  Net cash provided by investing activities amounted to $18,024,842 for the year ended June 30, 2011 and net cash used in investing activities amounted to $7,735,390 for the year ended June 30, 2010, respectively. Net cash provided by financing activities amounted to $4,558,771 and $1,493,101 for the years ended June 30, 2011 and 2010, respectively.

As of June 30, 2011and June 30, 2010, our reported cash and cash equivalents of $6,440,130 and $5,248,059, respectively. Our cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC.  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC, which are not covered by insurance.  In addition, we have  two bank deposit books opened under the officer’s name but used exclusively for Company’s business purposes  for the years ended June 30, 2011 and 2010. Effective September 23, 2011, the CEO and the Company, acting through an officer duly authorized by the board of directors, entered into trust agreements that formally recite the facts that there are at least two signatures required to withdraw funds from such accounts.  The CEO, as the Company's sole director ratified the trust agreements on behalf of the board of directors. Among our total cash as of June 30, 2011 and 2010, $2,681,035 and $1,776,959, respectively, were deposited in these two cash deposit book accounts. We have maintained good relationships with various local banks which will provide additional capital when we need it. We believe that our cash and cash equivalents, our operating cash flows and our available borrowing sources from banks will be sufficient to finance our working capital needs in the future.

The following table presents selected cash flow data from our cash flow statements for the years ended June 30, 2011and 2010, respectively.

	2011	2010

Net cash (used in) provided by operating activities	$(21,679,007)	$7,808,178
Net cash provided by (used in) investing activities	18,024,842	(7,735,390)
Net cash provided by financing activities	4,558,771	1,493,101
Effect of exchange rate changes on cash and cash equivalents	287,465	26,686
Net increase in cash and cash equivalents	1,192,071	1,592,575
Cash and cash equivalents, beginning of year	5,248,059	3,655,484
Cash and cash equivalents, end of year	$6,440,130	$5,248,059

Operating Activities

Net cash used in operating activities for the year ended June 30, 2011 was $21,679,007, including net income of $11,597,722, and affected by changes in assets and liabilities such as an increase in real estate property development completed of $4,026,615 because we have completed the construction of several buildings of our Jinshan Liyuan Project phase III and transferred these  completed properties out of the construction costs pool as finished inventory to be available for sales in the future,  real estate property under development increased $24,660,424 primarily because we incurred land acquisition related costs of RMB 159 million (approximate to $24.7 million) in our new real estate development project in Xi’an city of Shaanxi Province. In order to start this new project, we were required to relocate existing residents out of the land and make the land available for development. We recorded such compensation costs as long-term construction cost. In addition, tax payable increased $3,132,843 resulting from our increased sales activities and taxable income for the period indicated.  These increases were offset by a decrease in advance to vendors of $4,599,806 primarily due to our advance payment to one of the major subcontractor Chongqing Ruina Real Estate Construction Company has been transferred into the construction costs in order to ensure the construction work of Jinshan Liyuan Phase III can be done as smoothly as expected.  Ruina is the major construction subcontractor on Jinshan Liyuan Project and we have maintained a long-term good relationship with Ruina.  Also, customer deposits decreased $12,539,425 because we have completed and delivered 1,061 units of residential apartments to our customers and the decrease represented recognition of the related amounts as revenues after meeting all conditions of revenue recognition criteria.

Net cash provided by operating activities for year ended June 30, 2010 was $7,808,178, mainly due to an increase in customer deposits of $9,882,485 representing cash collected in advance from customers before the property is delivered to them, and increase in taxes payable of $2,538,121 due to increased sales and taxable income, offset by a decrease of accounts payable of $7,488,018 because we paid the subcontractors the same amount when cash generated from operating activities became available.

Investing Activities

 Net cash provided by investing activities was $18,024,842 for the year ended June 30, 2011, including purchase of property and equipment of $461,694, capital contribution by non-controlling interest of $75,455 and a decrease of deposits and prepayments for land and fixed assets of $18,411,081. During prior years, we deposited RMB 46 million( approximate to $6.7 million) to local government agency or third-party in order to obtain land use rights for our potential new projects and these amounts have been returned back to us due to changes in government decision or changes in our development plan. In addition, in order to start our new project in Xi’an and resolve the cash shortage, we terminated our previously fixed asset purchase agreement with third party and RMB 85 million (approximate to $12 million) was returned to us in June 2011. As a result of these changes, total cash collection from previously prepaid for fixed asset and land deposit amounted to $18,411,081.

Net cash used in investing activities was $7,735,390 for the year ended June 30, 2010, primarily include increase of $7,729,509 in deposit and prepayment for land use right and property and equipment.

Financing activities

Net cash provided by financing activities was $4,558,771 for the year ended June 30, 2011, which primarily included $3,123,847 proceeds from long-term bank borrowings, $4,527,315 proceeds from third-party short-term loans and $1,547,907 related party loan, offset by repayment of bank loans of $4,690,298.  In order to start our new project in Xi’an city, we entered into RMB 30 million short-term loans with two outside unrelated parties and also borrowed RMB 10.2 million from our CEO Mr. Haoji Xia.

Net cash provided by financing activities was $1,493,101 for the year ended June 30, 2010, which included the $12,364,281 proceeds from long-term bank borrowings, offset by repayment of short-term loans of $10,871,180 to PRC banks and other financial institutions when these loans were expired.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 8.  Financial Statements and Supplementary Financial Data.

Consolidated Financial Statements

The financial statements required by this item begin on page F-1 hereof.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 10, 2011, the Audit Committee of the Board of Directors (the “Audit Committee”) of the “Company” decided to change its independent registered public accounting firm and, accordingly, dismissed De Joya Griffith & Company, LLC (“DJG”).  Also, effective March 10, 2011, the Audit Committee approved the engagement of Friedman LLP (“Friedman”) as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2011, subject to Friedman’s completion of its client acceptance process.  On March 11, 2011, Friedman informed the Company that they had completed this process.

During the fiscal years ended October 31, 2010 and October 31, 2009, and the subsequent interim period through the date of the filing of this Current Report on Form 8-K, the Company had (i) no disagreements with DJG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, any of which that, if not resolved to DJG’s satisfaction, would have caused it to make reference to the subject matter of any such disagreement in connection with its reports for such years and interim period and (ii) no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K during the two most recent fiscal years or the subsequent interim period, except for the existence of material weaknesses in internal control over financial reporting discussed below.

During 2010, the matters involving internal controls and procedures that management of the Company considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. generally accepted accounting principles (“GAAP”) and disclosure requirements of the Securities and Exchange Commission (the “SEC”); (4) ineffective controls over period end financial disclosure and reporting processes; and (5) the Company funds received in sale of registered shares that were transferred to the personal account of the then chief executive officer of the Company instead of the bank account of the Company.

Management believes that the material weaknesses set forth in items (2), (3), (4) and (5) above did not have an effect on the Company’s financial results.  However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can result in a material misstatement in our  financial statements for future years.

The Company is committed to improving its financial organization.  As part of this commitment, the Company will seek to create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function including: (i) appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (iii) opening of a bank account for the Company with any financial institution as decided by the board.

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

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Controls Over Financial Reporting

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations.  Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override.  Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting.  However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting.

Based on that evaluation, management concluded that, as of June 30, 2011, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by the Company's Chief Executive Officer in connection with the review of our financial statements as of June 30, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and mofnitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

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

As a smaller reporting company, we are not required to include in this Annual Report an attestation report of our registered public accounting firm regarding internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following persons are our executive officers and directors as of September 28, 2011, and hold the positions set forth opposite their respective names.

Name	Age	Position
Haoji Xia	48	Chairman, President, Chief Executive Officer, Financial Officer and Secretary

Currently Mr. Xia serves as our sole director and sole officer.  Under our by-laws, our directors hold office until the earlier of their death, resignation or removal by stockholders or until their successors have been qualified.  Our officers are elected annually by, and serve at the pleasure of, our board of directors .  We believe that Mr. Xia should serve as a director and officer in light of our business structure because of his educational background and because he has management knowledge, and significant previous experience in our  industry.  We believe Mr. Xia’s professional background and experience makes him capable of adapting  to changes within the industry, and enables him to be resourceful when strategizing for the Company.

Biographies

Directors and Officers

Haoji Xia, age 48, is the sole officer and director of Zhongbao International. Mr. Xia founded Zhongbao in 2003 and became its Chairman.  From 1980 to 2002, Mr. Xia worked for various state administrative departments as a real estate planner.  In 2005, Mr. Xia was awarded “China Integrity Entrepreneur” at a conference jointly hosted by Research Institute of China Academy of Management Science, Chinese Academy of International Trade and Economic Cooperation, China Association of the Promotion of Credit Economy and China United Business News.  In June 2006, he was conferred a doctoral degree from California University of Management and Sciences.  Mr. Xia is currently a legislative researcher from the municipal government of Chongqing, Deputy to the People’s Congress of Chongqing, Vice President of Chongqing Federation of Industry and Commerce and President of Jiefangbei District Federation of Industry and Commerce.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Based upon the information provided to us by our sole officer and director, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of our sole officer and director during the past ten years.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics for our principal executive officer, our principal financial and accounting officer and our other senior financial officers. The Code of Ethics is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters.  However, we intend to adopt a code of Ethics once we have appointed independent directors and we are able to institute procedures to disclose any violations to an appropriate independent director, who can enforce our policies of ethical business conduct under such code.

Board Leadership Structure and Risk Oversight

Our board of directors recognizes that the leadership structure and combination or separation of the Chief Executive Officer and Chairman roles is driven by the needs of the Company at any point in time. As a result, no policy exists requiring combination or separation of leadership roles and our governing documents do not mandate a particular structure. We believe that this has allowed our board of directors the flexibility to establish the most appropriate structure for the Company at any given time.

Currently, Mr. Xia is serving as our sole officer and director, and therefore serves as Chairman of our board of directors, Chief Executive Officer, President, Chief Financial Officer, Treasurer, and Secretary.  Mr. Xia’s role is to oversee and manage the board of directors and its functions, including setting meeting agendas and running board meetings.  In this regard, Mr. Xia in his advisory and oversight roles is particularly focused on assisting senior management in seeking and adopting successful business strategies and risk management policies, and in making successful choices in management succession.

Mr. Xia, as the Chairman and sole director, and the future members of our Board once appointed, will each have a responsibility to monitor and manage risks faced by the Company. At a minimum, this will require the members of the board of directors to be actively engaged in board discussions, review materials provided to them, including financial statements provided to them on monthly and quarterly basis, and know when it is appropriate to request further information from management and/or engage the assistance of outside advisors.

Because risk oversight is a responsibility for each member of the board of directors, the board’s responsibility for risk oversight will not be concentrated into a single committee. Going forward, we anticipate that oversight will be delegated, to a large degree, to the various board committees that we will establish with independent directors serving as committee chairs. Committees will then meet formally, as needed, to discuss risks and monitor specific areas of the Company’s performance and report their findings to the full board of directors. We will strive to provide a board infrastructure that will encourage directors to ask specific questions or raise concerns by allotting them sufficient time to do so at each meeting and providing them with sufficient amounts of time to review materials in advance of a meeting.

Committees of the Board of Directors

We do not presently have an audit committee, nominating committee or a compensation committee.  At this time, since we only have one member of the board of directors, it is not practical for the board to form such committee.  Mr. Xia, our sole director and Chairman is responsible for performing all of the functions that these committees would ordinarily perform.  We do, however, recognize the importance of good corporate governance and the important role and responsibility that each of these committess have with respect to our corporate governance and other matters.  At such time that we appoint additional members to our board of directors, we will also form the appropriate committees.

Policy Regarding Board Attendance

Directors will be expected to attend meetings of the Board of Directors as frequently as necessary to properly discharge their responsibilities and to spend the time needed to prepare for each such meeting. Our directors will be expected to attend annual meetings of stockholders, although at this time, we do not have a formal policy requiring directors to do so.

Shareholder Communications

Because we only have one member on our board of directors, we have not set forth a formal process for shareholders to send communications to our board of director.  Until such time that we appoint new directors and have implement a formal process, any shareholder communications should be in writing and should be sent to Mr. Haoji Xia at No 7 Minsheng Road, Yuzhong District, Chongqing 400010 PRC or email to xiahaoji@zbtzjt.com.

Security Holder Recommendations for Board Nominees

There have been no changes to the procedures by which our shareholders may recommend nominees to the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with during 2011, except that Mr. Xia was late filing a Form 3, reflecting his acquisition of 24,242,415 (post 1-for-14 forward stock split) in connection with the share exchange transaction consummated on February 11, 2011.

Item 11.  Executive Compensation.

Summary Compensation Table

The table below sets forth, for our last two fiscal years, the compensation earned by our named executive officers

Name and Position	Year	Salary ($)(2)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Haoji Xia (1) Chairman, President, Chief Executive Officer, Chief Financial Officer, Treasurer and	2011	$60,000	$0	$0	$0	$0	$60,000
Secretary	2010	$60,000	$0	$0	$0	$0	$60,000

Margret Wessels (3) Former Chairperson, President, Chief Executive Officer, Chief Financial Officer, Treasurer and	2011	$0	$0	$0	$0	$0	$0
Secretary	2010	$0	$0	$0	$0	$0	$0

(1)
On February 11, 2011, we acquired Dahua in a share exchange transaction, pursuant to which Mr. Xia became our Chairman, Chief Executive Officer, President, Chief Financial Officer and Secretary.  Prior to the effective date of the share exchange acquisition, Mr. Xia held the same position with Dahua.   The annual compensation shown in this table includes the amounts Mr. Xia received from Zhongbao.

(2)	Mr. Xia is compensated in RMB. The amounts set forth in the table above are calculated using an exchange rate of $1.00 = RMB 6.46434 published by the Bank of China on June 30, 2011.

(3)
Ms. Wessels resigned from the offices of Chairperson, President, Chief Financial Officer and Secretary effective as of February 11, 2011.  She received no compensation from the Company in her capacity as an officer and director during the fiscal years ended 2010 and 2011.

 Employment Agreements with Executive Officers

We do not have any employment agreements with our named executive officer.

Potential Payments Upon Termination of Change of Control

Our named executive officer does not have an agreement that provides for any payments in the event of a change in control of the Company or the executive’s termination, other than payments that may be required pursuant to Chinese labor laws.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards of the named executive officers as of June 30, 2011. during the fiscal years ended June 30, 2011.

Option Grants in Last Fiscal Year

There were no options granted to any of the named executive officers during the fiscal years ended June 30, 2011

Equity Compensation Plan Information

We currently do not have any equity compensation plans.

Compensation of Directors

Currently our sole director, Mr. Xia, serves without compensation for his role as a director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding beneficial ownership of our common stock as of September 28, 2011 by (i) each person or entity who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each executive officer and named officer; (iii) each director; and (iv) all of our officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned. Except as otherwise indicated, the address of each of the stockholders listed below is: c/o Zhongbao International, Inc., No. 7 Minsheng Road, Yuzhong District, Chongqing, PRC 400010.

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	percentage Beneficially Owned(1)(2)
Haoji Xia, sole officer and director	24,242,415	85.0%
All officers and directors as a group (1 individual)	24,242,415	85.0%

(1) Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of September 28, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2) Based on 28,520,490 shares of our common stock (includes the assumption of the exercise of all securities) outstanding on September 28, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Changes in Control

Not Applicable.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Transactions

Transactions with Related Persons

On the closing date of the share exchange, immediately prior to and as a condition to the completion of the Exchange Agreement, we entered into a stock purchase agreement (the ”Split-Off Agreement”) with Margret Wessels, our then Chairperson, President, Chief Executive Officer and sole director. Pursuant to the Split-Off Agreement, Ms. Wessels agreed to purchase all of the issued and outstanding shares of Fitway Holdings, a Nevada corporation and a wholly-owned subsidiary of FITWAYVITAMINS, Inc., and as consideration for the purchase, Ms. Wessels transferred 2,000,000 shares of our common stock owned by her to the Company for immediate cancellation. As a result of that transaction, Fitway Holdings owns all of the assets and has assumed all of the liabilities, contingent or otherwise, of the Company which existed prior to the closing of the share exchange. Also, as a condition to the completion of the Exchange Agreement, Mr. Xia and Ms. Wessels entered into a stock purchase agreement (the ”Stock Purchase Agreement”) pursuant to which Mr. Xia agreed to purchase 8,000,000 shares of our common stock owned by Ms. Wessels for an aggregate purchase price of $320,000. Immediately after the consummation of the share exchange, Mr. Xia transferred the shares he had purchased from Ms. Wells to the Company for cancellation. The closing of both of these transactions took place on February 11, 2011, the closing date of the share exchange. As a result of these transactions, Ms. Wessels no longer owns any shares of the Company’s common stock.

During the normal course of business, the Company temporarily borrows money from its principal shareholders or officers to finance working capital needs. The amounts are usually unsecured, non-interest bearing and due on demand.

On March 1, 2011, the Company’s subsidiary, Shaanxi Zhongbao, borrowed RMB10, 200,000 (equivalent to $1,577,887) from the Company’s CEO and major shareholder, Mr. Haoji Xia, for a period of one year (from March 1, 2011 to March 1, 2012). The loan bears no interest and will be used to start up the new real estate development project in Xi’an.

On June 20, 2011, the Company’s subsidiary Chongqing Weitai borrowed RMB 57,120 (equivalent to $8,836) from the Company’s CEO and major shareholder, Mr. Haoji Xia, for a period of one year (from June 20, 2011 to June 19, 2012). The loan bears no interest and will be used as the working capital in Weitai’s daily operation.

As of June 30, 2011, total related party borrowings from Mr. Xia amounted to $1,586,723.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors and gain independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.”  For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.  Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy.  A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification.  The board of directors has not yet established an audit committee.  Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant shareholders.  In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;

•	the effect on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the terms of the transaction;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself or herself from deliberations and approval of the transaction in which the interested director is involved.

Director Independence

Currently, the Company does not have any independent directors. Since the Company’s common stock is not currently listed on a national securities exchange, we have used the definition of “independence” of The NASDAQ Stock Market to make this determination.

Under NASDAQ Listing Rule 5605(a)(2), an “independent director” is a “person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.”

We do not currently have a separately designated audit, nominating or compensation committee.  However, we do intend to comply with the independent director and committee composition requirements in the future once additional directors are appointed to serve on our Board.

Item 14.  Principal Accountant Fees and Services

Effective March 11, 2011, we have retained Friedman LLP as our principal independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ended June 30, 2011.  Prior to March 10, 2011, De Joya Griffith & Company, LLC served as our auditor.

Audit Fees.   Friedman LLP was paid aggregate fees of approximately $30,000 for the review of the quarterly financial statemetns for the quarter ended March 31, 2011 and $100,000 for the audit of the annual financial statements for the fiscal year ended June 30, 2011.

De Joya Griffith & Company, LLC was paid aggregate fees of approximately $2,965 for the review of the financial statements for the quarter ended April 30, 2010 and  $4,500 for the audit of the annual financial statements for the fiscal year ended  in October 31, 2010.

Audit-Related Fees. For the year ended June 30, 2011, aggregate fees of approximately $130,000 were billed by Friedman LLP for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees.  None.

All Other Fees.  None

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 11, 2011, by and among the Company, China Dahua Group International Holdings Property Ltd., and its sole shareholder (1)
3.1	Amended and Restated Articles of Incorporation (4)
3.3	By-laws (2)
10.1	Bill of Sale and Assumption Agreement, dated February 11, 2011, between the Company and Fitway Holdings Corp. (1)
10.2	Stock Purchase Agreement, dated February 11, 2011, between the Company and Margret Wessels (1)
10.3	Stock Purchase Agreement, dated February 11, 2011, between Haoji Xia and Margret Wessels (1)
10.4	English Translation of Business Operation Agreement, dated November 10, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (1)
10.5
English Translation of Exclusive Managerial Consulting Services Agreement, dated November 9, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.6
English Translation of Equity Pledge Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.7
English Translation of Voting Proxy Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.8
English Translation of Exclusive Acquiring Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.9	English Translation of Financial Adviser Agreement, dated May 6, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and MorleyMorgan Capital & Investment Group, Ltd. (1)
10.10	English Translation of Real Estate Loan Agreement, dated July 23, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China.*
10.11	English Translation of Real Estate Pledge Agreement, dated July 19, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China.*
10.12	English Translation of Construction Contract, dated November 30, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Chongqing Ruina Construction Engineering Co., Ltd.*
10.13	English Translation of Loan Agreement, dated March 1, 2011, between Chongqing Zhongbao Investment Group Co., Ltd. and Haoji Xia.*
16.1	Letter from De Joya Griffith & Company, LLC, dated April 5, 2011.(3)
21.1	Subsidiaries.*
31.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
________________
* Filed herewith.

(1)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2011.
(2)   Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-164577) filed on January 29, 2010.
(3)   Incorporated by reference to Amendment No. 2 to the Company's Current Report on Form 8-K/A filed on April 5, 2011.
(4)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhongbao International, Inc.

September 28, 2011	By:	/s/ Haoji Xia
(Date Signed)		Haoji Xia, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Capacity	Date

/s/Haoji Xia	Chief Executive Officer, Chief Financial Officer and Chairman	September 28, 2011
Haoji Xia	(Principal Executive Officer, Principal Financial Officer)

Exhibit Index

Exhibit No.	Description

2.1	Share Exchange Agreement, dated February 11, 2011, by and among the Company, China Dahua Group International Holdings Property Ltd., and its sole shareholder (1)
3.1	Amended and Restated Articles of Incorporation (4)
3.3	By-laws (2)
10.1	Bill of Sale and Assumption Agreement, dated February 11, 2011, between the Company and Fitway Holdings Corp. (1)
10.2	Stock Purchase Agreement, dated February 11, 2011, between the Company and Margret Wessels (1)
10.3	Stock Purchase Agreement, dated February 11, 2011, between Haoji Xia and Margret Wessels (1)
10.4	English Translation of Business Operation Agreement, dated November 10, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (1)
10.5
English Translation of Exclusive Managerial Consulting Services Agreement, dated November 9, 2010, between Chongqing Difa Investment Management Limited Company and Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.6
English Translation of Equity Pledge Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.7
English Translation of Voting Proxy Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.8
English Translation of Exclusive Acquiring Agreement, dated November 10, 2010, among Chongqing Difa Investment Management Limited Company and the shareholders of Chongqing Zhongbao Investment Group Co., Ltd. (1)

10.9	English Translation of Financial Adviser Agreement, dated May 6, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and MorleyMorgan Capital & Investment Group, Ltd. (1)
10.10	English Translation of Real Estate Loan Agreement, dated July 23, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China.*
10.11	English Translation of Real Estate Pledge Agreement, dated July 19, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China.*
10.12	English Translation of Construction Contract, dated November 30, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Chongqing Ruina Construction Engineering Co., Ltd. *
10.13	English Translation of Loan Agreement, dated March 1, 2011, between Chongqing Zhongbao Investment Group Co., Ltd. and Haoji Xia.*
16.1	Letter from De Joya Griffith & Company, LLC, dated April 5, 2011. (3)
21.1	Subsidiaries.*
31.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
________________
* Filed herewith.

(1)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 11, 2011.
(2)   Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-164577) filed on January 29, 2010.
(3)   Incorporated by reference to Amendment No. 2 to the Company's Current Report on Form 8-K/A filed on April 5, 2011.
(4)   Incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2011.

ZHONGBAO INTERNATIONAL, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Zhongbao International, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of Zhongbao International, Inc. and subsidiaries (the “Company”) as of June 30, 2011 and 2010 and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for the years ended June 30, 2011and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
Marlton, New Jersey
September 28, 2011

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONSOLIDATED BALANCE SHEETS

	June 30,	June 30,
	2011	2010

ASSETS

Current assets:
Cash & cash equivalents	$6,440,130	$5,248,059
Restricted cash	1,505,446	986,788
Accounts receivable	751,653	783,258
Advance to vendors	-	4,489,756
Real estate property development completed	5,086,690	913,253
Real estate property under development	18,979,674	14,410,880
Other receivables and prepaid expenses	405,539	413,381
Deferred tax asset	66,185	-
Total current assets	33,235,317	27,245,375

Property and equipment, net	5,019,093	4,650,242

Other non-current assets:
Other receivables	42,479	69,908
Deposits and prepayments for long-term assets	1,392,254	19,296,300
Real estate property under development	24,715,458	3,125,078
Real estate property held for lease, net	8,033,411	8,069,176
Total non-current assets	34,183,602	30,560,462

Total Assets	$72,438,012	$62,456,079

LIABILITIES AND EQUITY

Current liabilities:
Short-term loans	$4,640,844	$-
Accounts payable	3,470,774	1,681,730
Customer deposits	9,907,175	21,650,111
Other payable	114,862	447,090
Accrued expenses and other current liabilities	446,573	409,041
Taxes payable	6,102,721	2,753,105
Due to a related party	1,586,723	-
Total current liabilities	26,269,672	26,941,077

Non-current liabilities:
Accounts payable	-	1,178,400
Other payable	318,482	573,318
Customer deposits	-	22,896
Long-term bank loans	11,435,042	12,417,390
Total non-current liabilities	11,753,524	14,192,004

Total liabilities	38,023,196	41,133,081

Commitment and contingencies

Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized 28,520,490 shares and 24,242,415 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively	2,852	2,424
Additional paid-in capital	19,730,569	19,680,997
Statutory surplus reserve	1,255,738	51,263
Retained earnings	10,856,711	461,370
Accumulated other comprehensive income	2,494,251	1,126,944
Total Zhongbao International Stockholder's Equity	34,340,121	21,322,998
Non-controlling interest	74,695	-
Total equity	34,414,816	21,322,998

Total Liabilities and Equity	$72,438,012	$62,456,079

The accompanying footnotes are an integral part of these consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the years ended June 30,
	2011	2010

Revenue:
Real estate sale, net of sales taxes of $2,540,080 and $1,511,664, respectively	$35,866,398	$24,158,209
Real estate lease income	556,560	514,390
Total revenue	36,422,958	24,672,599

Cost of sales
Cost of real estate sales	13,359,799	11,890,619
Cost of real estate lease	430,073	417,988
Total cost of sales	13,789,872	12,308,607

Gross profit	22,633,086	12,363,992

Operating expenses
Selling and distribution expenses	970,701	846,070
General and administrative expenses	2,682,936	1,398,202
Total operating expenses	3,653,637	2,244,272

Operating income	18,979,449	10,119,720

Other expenses
Interest expenses	99,666	229,165
Other expense	3,416,154	24,508
Total other expenses	3,515,820	253,673

Income before income taxes	15,463,629	9,866,047

Income taxes provisions
- current	3,930,473	2,403,361
- deferred income tax ( benefit) expense	(64,566)	63,151
Total income tax provisions	3,865,907	2,466,512

Net income	11,597,722	7,399,535
Less: net income attributable to non-controlling interest	(2,094)	-
Net income attributable to Zhongbao International Inc.	$11,599,816	$7,399,535

Net income	11,597,722	7,399,535
Foreign currency translation adjustment	1,367,307	107,231
Comprehensive income	12,965,029	7,506,766
Comprehensive income attributable to non-controlling interest	(13,673)	-
Comprehensive income attributable to Zhongbao International Inc.	$12,951,356	$7,506,766

Basic and diluted income per common share
Basic and diluted	$0.45	$0.31

Weighted average common shares outstanding
Basic and diluted	25,871,600	24,242,415

The accompanying footnotes are an integral part of these consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

	Common Stock ($0.0001 par value)		Additional	Accumulated Other Comprehensive	Statutory	Retained Earnings(Accumulated	Non-controlling
	Shares	Amount	Paid-in Capital	Income	Reserve	deficit)	Interest	Total

Balance at July 1, 2009	24,242,415	$2,424	$19,680,997	$1,019,713	$-	$(6,886,902)	$-	$13,816,232
								-
Net income	-	-	-	-	-	7,399,535	-	7,399,535
Appropriation to statutory surplus reserve					51,263	(51,263)		-
Foreign currency translation gain	-	-	-	107,231	-		-	107,231

Balance at June 30, 2010	24,242,415	2,424	19,680,997	1,126,944	51,263	461,370	-	21,322,998

Acquistion of Fitwayvitamins, Inc on February 11, 2011	4,278,075	428	(428)	-	-	-	-	-
Shareholder capital contribution	-	-	50,000	-	-	-	-	50,000
Capital contribution by minority shareholder							76,789	76,789
Net income (loss)	-	-	-	-	-	11,599,816	(2,094)	11,597,722
Appropriation to statutory surplus reserve	-	-	-	-	1,204,475	(1,204,475)		-
Foreign currency translation gain	-	-	-	1,367,307		-		1,367,307

Balance at June 30, 2011	28,520,490	$2,852	$19,730,569	$2,494,251	$1,255,738	$10,856,711	$74,695	$34,414,816

The accompanying footnotes are an integral part of these consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$11,597,722	$7,399,535
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	325,633	349,754
Depreciation of real esate property held for lease	430,073	417,988
Deferred tax( benefit) provision	(64,566)	63,150
Loss of disposal of property and equipment	3,975	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted Cash	(457,643)	(537,271)
Accounts receivable	69,191	(751,477)
Advance to vendors	4,599,806	(4,347,381)
Real estate property development completed	(4,026,615)	969,474
Real estate property under development	(24,660,424)	(1,247,602)
Other receivables and prepaid expense	29,428	(33,734)
Prepaid expenses	28,649	-
Increase (decrease) in -
Accounts payable	455,632	(7,488,018)
Other payables	(619,866)	584,484
Customer deposits	(12,539,425)	9,882,485
Accrued expense and other current liabilities	16,580	8,670
Taxes payable	3,132,843	2,538,121
Net cash (used in) provided by operating activities	(21,679,007)	7,808,178

Cash flows from investing activities
Purchase of property and equipment	(461,694)	(5,881)
Capital contribution by non-controlling interest	75,455
Deposits and prepayment for long-term assets	18,411,081	(7,729,509)
Net cash provided by (used in) investing activities	18,024,842	(7,735,390)

Cash flows from financing activities
Proceeds from short-term loans	4,527,315	-
Proceeds from related party loan	1,547,907	-
Repayments of short-term loan	-	(10,871,180)
Repayment of long-term bank loans	(4,690,298)	-
Proceeds from long-term bank loans	3,123,847	12,364,281
Capital contribution by shareholder	50,000	-
Net cash provided by financing activities	4,558,771	1,493,101

Effect of exchange rate changes on cash and cash equivalents	287,465	26,686

Net increase in cash and cash equivalents	1,192,071	1,592,575

Cash and cash equivalents, beginning of year	5,248,059	3,655,484

Cash and cash equivalents, end of year	$6,440,130	$5,248,059

Supplemental disclosures of cash flow information:
Interest paid	$751,067	$969,736
Income taxes paid	$1,189,049	$20,407

The accompanying footnotes are an integral part of these consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Zhongbao International, Inc. (the “Company”), formerly known as Fitwayvitamins, Inc., is a corporation organized under the laws of the State of Nevada.

On February 11, 2011, the Company entered into a Share Exchange Agreement with China Dahua Group International Holdings Property Ltd., a British Virgin Islands company (“Dahua”) and acquired all of the outstanding capital stock of Dahua from its sole shareholder Mr. Xia Haoji (‘Dahua Shareholder”).

In connection with the Share Exchange Agreement, the Company issued to the Dahua shareholder an aggregate of 1,616,161 shares (equivalent to 24,242,415 shares after the stock forward split in March 2011) of the common stock of the Company, at par value of $0.001 per share, so that upon completion of the Share Exchange, the Dahua shareholder owns approximately 85% of the common stock of the Company. Accordingly, Dahua became the wholly owned subsidiary of the Company.

Immediately prior to the share exchange, the Company had 75,000,000 shares of common stock, par value $0.0001 per share, authorized, of which 10,285,205 shares of common stock were issued and outstanding.  On February 11, 2011, immediately prior to and as a condition to the completion of the Exchange Agreement, the Company entered into a stock purchase agreement (the “Split-Off Agreement”) with Margret Wessels, the Company’s then Chairperson, President, Chief Executive Officer, Chief Financial Officer, Treasurer, Secretary and sole director.  Pursuant to the Split-Off Agreement, Ms. Wessels agreed to purchase all of the issued and outstanding shares of Fitway Holdings Corp., a Nevada corporation and a wholly-owned subsidiary of the Company (“Fitway Holdings”), in consideration of 2,000,000 shares of the Company’s common stock owned by Ms. Wessels.  In addition, Mr. Xia and Ms. Wessels entered into a stock purchase agreement (the “Stock Purchase Agreement”) pursuant to which Mr. Xia agreed to purchase 8,000,000 shares of the Company’s common stock owned by Ms. Wessels for an aggregate purchase price of $320,000.  Immediately after the consummation of this transaction, Mr. Xia shall cause such shares of common stock purchased from Ms. Wessels to be transferred back to the Company, and the Company shall cancel and extinguish such shares.  The closing of both of these transactions took place on February 11, 2011, the closing date of the share exchange.  As a result of these transactions, Ms. Wessels no longer owns any shares of the Company’s common stock.

Upon completion of the Merger, there were 1,901,366 shares (equivalent to 28,520,490 shares after the stock forward split in March 2011) of the Company’s common stock issued and outstanding.

As a result of these transactions, Ms. Wessels resigned all her positions and Mr. Xia was appointed President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company.

Subsequently, on April 7, 2011, the Company’s name was changed from “Fitwayvitamins Inc.” to “Zhongbao International, Inc.” in order to more effectively reflect the Company’s business and communicate the Company’s brand identity to customers.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The above mentioned merger transaction has been accounted for as a reverse merger since there was a change of control. Accordingly, Dahua is treated as the continuing entity for accounting purposes.

On February 24, 2011, the Company’s Board of Directors authorized a stock forward split of one-for-fourteen shares  of its common stock, par value of $0.0001 per share. The stock dividend was effective on March 24, 2011. The Company’s share and per share data have been retroactively restated as a result of the stock forward split in connection with this recapitalization.  As a result of the stock dividend and forward split, there were 28,520,490 shares of the Company’s common stock issued and outstanding as of June 30, 2011.

Dahua is a British Virgin Island corporation that owns 100% of the equity of Hao Yu Group Limited, a limited liability company organized under the laws of the Hong Kong Special Administrative Region of the People’s Republic of China (“HYG”).  HYG owns 100% of the equity of Chongqing Difa Investment Management Limited Company, a wholly foreign-owned enterprise organized under the laws of the People’s Republic of China (“Difa”).  On November 10, 2010, Difa entered into a series of variable interest entity agreements (the “VIE Agreements”) with Chongqing Zhongbao Investment Group Ltd., a limited liability company organized under the laws of the People’s Republic of China (“Zhongbao”), to manage and operate the real estate business activities of Zhongbao, principally residential apartments, commercial properties and car parks.  All of the business of Zhongbao is located in the People’s Republic of China.

Chongqing Zhongbao Investment Group, Ltd. (“Zhongbao”), formerly known as Chongqing Yulun Business Development Company Limited and Chongqing Haoji Xinjie Company Limited, was incorporated in Chongqing, People’s Republic of China (“PRC”) on September 29, 2001, with an initial registered capital of 10.1 million Renminbi (RMB) (approximately $1.2 million). Its registered capital was increased to RMB 148 million (equivalent to $19.6 million) in March 2008. The Company is engaged in real estate development, primarily in the construction and sale of residential apartments, commercial properties as well as car parking spaces.

Under these agreements, which obligate Difa to absorb a majority of the risk of loss from Zhongbao’s activities and entitle it to receive a majority of its residual returns, Difa has gained effective control over Zhongbao. Through these agreements, Difa now holds the variable interests of Zhongbao, and Difa becomes the primary beneficiary of Zhongbao. Based on these agreements, Zhongbao is considered a Variable Interest Entity (“VIE”), because the equity investor in Zhongbao no longer has the characteristics of a controlling financial interest. Accordingly, Zhongbao is consolidated under ASC 810, “Consolidation.”

The Company is effectively controlled by the same stockholders of Zhongbao through an irrevocable option agreement.  The Company has 100% equity interest in Difa as of November 10, 2010. Therefore, Difa and Zhongbao are considered under common control. The consolidation of Difa and Chongqing Zhongbao has been accounted for at historical cost and prepared on the basis as if the aforementioned exclusive contractual agreements between Difa and Zhongbao had become effective as of the beginning of the first period presented in the accompanying consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

On August 19, 2010, Chongqing Zhongbao invested RMB 20 million (approximate to $2.94 million) to form a 100% controlled subsidiary Chongqing Weitai Real Estate Management Company (“Weitai”) which will be engaged in real estate property development and related business.

In November, 2010, Chongqing Zhongbao invested RMB 500,000 (approximate to $74,628) to form a 100% controlled subsidiary Chongqing Zhaoli Real Estate Consulting Co., Ltd (“Zhaoli”) which will be engaged in real estate property development, consulting and related business.

On December 29, 2010, a new subsidiary Shaanxi Zhongbao Real Estate Property Development Co., Ltd (“Shaanxi Zhongbao) was formed by Chongqing Zhongbao and minority shareholder Mr. Xiong Gang. Total registered capital of Shaanxi Zhongbo amounted to RMB 50 million (approximate to $7.7 million), among which Chongqing Zhongbao contributed 99% and minority shareholder Mr. Xiong Gang contributed remaining 1% of the total registered capital. As of April 27, 2011, the registered capital of Shaanxi Zhongbao has been fully paid to the local government.  Shaanxi Zhongba is now engaged in real estate project development and has started a new real estate development project in Xi’an since May 2011.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). The consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

Name of the entity	Place of Incorporation	Ownership Percentage
Zhongbao International, Inc	Nevada	Parent
China Dahua Group International Holdings Property Ltd., (“Dahua”)	BVI	100%
Hao Yu Group Limited ("Haoyu")	Hongkong, China	100%
Chongqing Difa Investment Management Limited Company (“Difa”)	Chongqing, China	100%
Chongqing Zhongbao Investment Group, Ltd ("Zhongbao")	Chongqing, China	VIE, 100%
Chongqing Weitai Real Estate Management Company (“Weitai”)	Chongqing, China	100%
Chongqing Zhaoli Real Estate Consulting Company (“Zhaoli”)	Chongqing, China	100%
Shaanxi Zhongbao Real Estate Development Company (“Shaanxi Zhongbao”)	Xi’an, China	99%

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Non-controlling interest

Non-controlling interest represents one minority shareholder’s 1% ownership interest in Shaanxi Zhongbao Real Estate Property Development Co., Ltd.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes, and disclosure of contingent liabilities at the date of the financial statements. Estimates are used for, but not limited to, the selection of the useful lives of property and equipment, collectability of receivables, provision necessary for contingent liabilities, fair values, revenue recognition, and realization of deferred tax assets. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from these estimates.

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

The Company's financial instruments include cash and cash equivalents, restricted cash, accounts receivable, advances to vendors, deposits and prepayments, other receivables, accounts payable, short-term loans, customer deposits, amounts due to a related party, other payables and tax payables. Management has estimated that the fair value of these financial instruments approximate their carrying amounts due to the short-term nature. The fair value of long-term bank loans also approximate their recorded value because long-term borrowings bear a floating rate of interest. As the stated interest rate reflects the market rate, the carrying value of the bank borrowings approximates its fair value.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue recognition

Real estate sales are reported in accordance with the ASC 360-20 “Accounting for Sales of Real Estate”.

Revenue from the sales of development properties is recognized by the full accrual method at the time of the closing of an individual unit sale.  This occurs when title to or possession of the property is transferred to the buyer. A sale is not considered consummated until (a) the parties are bound by the terms of a contract, (b) all consideration has been exchanged, (c) any permanent financing for which the seller is responsible has been arranged, (d) all conditions precedent to closing have been performed, (e) the seller does not have substantial continuing involvement with the property, and (f) the usual risks and rewards of ownership have been transferred to the buyer.  Further, the buyer’s initial and continuing investment must be adequate to demonstrate a commitment to pay for the property, and the buyer’s receivable, if any, is not subject to future subordination.  Sales transactions not meeting all these conditions of the full accrual method are accounted for using the deposit method in which all costs are capitalized as incurred, and payments received from the buyer are recorded as a deposit liability.

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

	June 30, 2011	June 30, 2010

Period end exchange rate (RMB : US$)	6.4643	6.7889
Average exchange rate for the period (RMB : US$)	6.6264	6.8180

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC.  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC, which are not covered by insurance.  In addition, the Company has two bank deposit book accounts opened under the Chief Executive Officer’s name but used exclusively for the Company’s business purposes for the years ended June 30, 2011 and 2010.  Effective September 23, 2011, the CEO and the Company, acting through an officer duly authorized by the board of directors, entered into trust agreements that formally recite the facts that there are at least two signatures required to withdraw funds from such accounts.  The CEO, as the Company's sole director ratified the trust agreements on behalf of the board of directors. Total cash and cash equivalents as of June 30, 2011 and 2010 amounted to $6,440,130 and $5,248,059, respectively, among which $2,681,035 and $1,776,959 were deposited in the two cash deposit book accounts.

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

Accounts receivable

Accounts receivable consist of balances due from customers for the sale of residential units in the PRC.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivables are considered past due after twelve months. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers. Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances become doubtful. Accounts are written off after exhaustive efforts at collection.  No allowance was determined necessary as of the balance sheet dates.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Maintenance, repairs and minor renewals are charged directly to expense as occurred unless such expenditures extend the useful life or represent a betterment, in which case they are capitalized.

Impairment of long-lived assets

In accordance with ASC 360, "Property, Plant and Equipment", the Company is required to review its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

The Company’s significant judgments and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued.  Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. The capitalized interest for the years ended June 30, 2011 and 2010 was $781,134 and $590,169, respectively.

As a result of the total interest costs capitalized during the period, the interest expense for the years ended June 30, 2011 and 2010 was as follows:

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	June 30, 2011	June 30, 2010
	US$	US$

Interest on borrowings	880,800	819,334
Less: total interest costs capitalized	(781,134)	(590,169)

Interest expense, net	99,666	229,165

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

Property warranty

The Company provides customers with warranties which cover major defects of building structure and certain fittings and facilities of properties sold. The warranty period varies from two years to five years, depending on different property components the warranty covers. The Company constantly estimates potential costs for materials and labor with regard to warranty-type claims expected to be incurred subsequent to the delivery of a property. Reserves are determined based on historical data and trends with respect to similar property types and geographical areas. The Company constantly monitors the warranty reserve and makes adjustments to its pre-existing warranties, if any, in order to reflect changes in trends and historical data as information becomes available. The Company may seek further recourse against its contractors or any related third parties if it can be proven that the faults are caused by them.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

The Company utilizes ASC 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

Comprehensive income

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income represents income from the changes in foreign currency exchange rates. The Company’s only components of comprehensive income for the years ended June 30, 2011 and 2010 were net income and the foreign currency translation adjustment.

Advertising expenses

Advertising costs are expensed when incurred, or the first time the advertising takes place, in accordance with ASC 720-35 “Advertising Costs”.  For the years ended June 30, 2011 and 2010, the Company recorded advertising expenses of $68,559 and $89,396, respectively.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2011, the Company entered into a share exchange transaction which has been accounted for as a reverse acquisition or recapitalization primarily since there has been a change of control. The Company computes the weighted-average number of common shares outstanding in accordance with ASC 805, Business Combinations, which states that in calculating the weighted average shares when a reverse acquisition takes place in the middle of the year, the number of common shares outstanding from the beginning of that period to the acquisition date shall be computed on the basis of the weighted-average number of common shares of the legal acquiree (the accounting acquirer) outstanding during the period multiplied by the exchange ratio established in the merger agreement. The number of common shares outstanding from the acquisition date to the end of that period shall be the actual number of common shares of the legal acquirer (the accounting acquiree) outstanding during that period.

Statement of cash flows

In accordance with ASC 230, "Statement of Cash Flows," cash flows from the Company's operations is calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheets.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), an update to Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2011-04 provides guidance to change the wording used to describe many of the requirements in U.S. generally accepted accounting principles for measuring fair value and for disclosing information about fair value measurements. For public entities, ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is to be applied prospectively. Early application by public entities is not permitted. As ASU 2011-04 impacts presentation only, the adoption of this update will not impact the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), an update to ASC 220, Comprehensive Income. This ASU requires the components of net income and the components of other comprehensive income to be presented either in a single continuous statement of comprehensive income or in two separate but continuous statements. ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance does not change the items that must be reported in other comprehensive income, when an item of other comprehensive income must be reclassified to net income or how earnings per share is calculated or presented. ASU 2011-05 is effective for public entities for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As ASU 2011-05 impacts presentation only, the adoption of this update will not impact the Company’s consolidated financial statements.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 3 – RESTRICTED CASH

Restricted cash represents cash set aside for a particular use or event and is subject to withdrawal restrictions.  The Company is required to maintain certain deposits, as restricted cash, with banks that provide mortgage loans to the Company’s customers (See Note 8). These deposits are guarantees for the mortgage loans and are normally equivalent to 5% of the mortgage proceeds paid to the Company. These deposits are not covered by insurance.  The Company has not experienced any losses on such accounts and management believes its restricted cash account is not exposed to any risks. For the years ended June 30, 2011 and 2010, restricted cash amounted to $1,505,446 and $986,788, respectively.

NOTE 4– REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following table summarizes the components of real estate property development completed as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
	US$	$US
Real Estate Property Development Completed
Jin Shan Li Yuan- Phase 1	565,074	538,062
Jin Shan Li Yuan- Phase 2	214,211	203,972
Jin Shan Li Yuan- Phase 3	4,307,405	171,219

Total real estate property development completed	5,086,690	913,253

The following table summarizes the components of real estate property under development as of June 30, 2011 and 2010, respectively:

	June 30, 2011	June 30, 2010
	US$	$US
Real Estate Property Under Development

Current
Jin Shan Li Yuan- Phase 3 and 4	18,979,674	14,410,880

Non-current
Shaanxi Zhongbao (non-current)	24,715,458	3,125,078

Total real estate property under development	43,695,132	17,535,958

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 4– REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

As of June 30, 2011 and 2010, land use rights included in the real estate property under construction amounted to $678,521 and $1,368,351, respectively.

NOTE 5- REAL ESTATE PROPERTIES HELD FOR LEASE, NET

Real estate properties held for lease are recorded at cost less accumulated depreciation. The following table sets forth the balance of real estate properties held for lease as of June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
	US$	US$
Office and commercial spaces	7,252,603	6,905,908
Basement Parking	2,544,240	2,422,619
Total costs	9,796,843	9,328,527
Less: accumulated depreciation	(1,763,432)	(1,259,351)

Real estate properties held for lease, net	8,033,411	8,069,176

As of June 30, 2011 and 2010, real estate properties held for lease with an aggregate assessed fair value of US$ 61 million and US$51.3 million, respectively, were pledged as collateral for certain long-term bank loans (see Note 11).

As of June 30, 2011, minimum future rental income on non-cancellable leases, in aggregate and for each of the five succeeding fiscal years and thereafter, is as follows:

Year Ending June 30,	Amount
US$
2012	545,482
2013	534,165
2014	427,394
2015	388,547
2016	370,145
Thereafter	1,103,997
Total	3,369,730

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
	US$	US$
Building	5,397,347	5,139,340
Equipment	85,245	122,150
Vehicles	468,052	181,267
Sub-total	5,950,644	5,442,757
Less: accumulated depreciation	(931,551)	(792,515)

Property, plant and equipment, net	5,019,093	4,650,242

NOTE 7– DEPOSITS AND PREPAYMENT FOR LONG-TERM ASSETS

The Company entered into several agreements to acquire land and buildings from relevant governmental agencies or outside parties in an effort to expand its business operations.  The Company was required to make deposits or pre-payment for the acquisition of the land and buildings.

The following table summarizes the deposits for long-term assets as of June 30, 2011 and 2010, respectively:

	June 30, 2011	June 30, 2010
	US$	$US
Deposit for land use lease (a)	1,392,254	2,946,000
Prepayment for new real estate project (b)	-	3,829,800
Deposit for fixed assets (c )	-	12,520,500
Total deposits and prepayment for long-term assets	1,392,254	19,296,300

(a)
On November 23, 2007, the Company entered into a purchase agreement with Chongqing Yongchuan Shangzhu governmental agency to acquire a parcel of land use lease of 531,020 square feet with total purchase price of RMB 20 million (approximate to $3.0 million). The Company paid the purchase price in two installments before March 2008. The Company was originally expected to obtain the Certificate of Land Use Right for this land deposit in February 2011 and plans to start a new real estate property development project on this land in June 2011. Due to the slow government approval procedure, the Company terminated the original agreement with Yongchuan Shuangzhu government agency in April 2011 and gave up the original development plan. The local government agency refunded RMB 11 million back to the Company in June 2011 and withheld remaining RMB 9 million(equivalent to $1,392,254) as security deposit in order for the Company to negotiate a nearby new piece of land in the near future.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 7– DEPOSITS AND PREPAYMENT FOR LONG-TERM ASSETS

(b)
On March 7, 2008, the Company entered an agreement with Chongqing Nanan Electrical Wire Plant to jointly develop a new real estate project on the site where Nanan Electrical Wire Plant is located.  Pursuant to the agreement, the Company was required to make an advance payment of RMB 26 million (approximate to $3.9 million) to Nanan Electrical Wire Plant to be used to relocate the existing residents and make the land to be available for re-development. Total area of this land amounted to 294,216 square feet and the Company originally expected to start the new real estate development project on this site in late 2011 when the government certification related to the land is expected to be received. However, in April 2011, the local government authority granted the land use right to a larger real estate developer which led to the Company’s development plan to be suspended. Nanan Electrical Wire Plant subsequently refunded the RMB 26 million back to the Company in May 2011.

(c)
On November 23, 2007, the Company entered into a fixed asset purchase agreement with Chongqing Fuzichi Commercial Property Management Company to acquire an office space of 5,764 square meters to be delivered to the Company in early 2011 when the construction of the office space is expected to be completed. The Company was required to make prepayment of RMB 85 million (approximate to $13 million) for the office space and was expected to use it as the Company’s new headquarter office. However, in May 2011, due to the cash shortage arising from starting the new real estate development project in Xi’an city of Shaanxi Province, the Company terminated the purchase agreement with Fuzichi Commercial Property Management Group and requested the RMB 85 million to be refunded back and used the fund in Xi’an real estate development project. Fuzichi Company returned the RMB 85 million to the Company in June 2011.

NOTE 8– CUSTOMER DEPOSITS

Customer deposits consisted of amounts received from customers for the pre-sale of residential units in the PRC.  Customer deposits at June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
	US$	US$
Current
Advances from real estate properties under development- Jinshan Liyuan – phases 3 & 4	48,313,653	42,552,389
Less: revenue recognized as progress billings	(38,406,478)	(20,902,278)
Sub-total	9,907,175	21,650,111

Non-current
Advances from real estate properties under development- Jinshan Liyuan Phases 3 & 4	-	22,896

Total customer deposits	9,907,175	21,673,007

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

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

NOTE 9- SHORT-TERM LOANS

Short-term loans as of June 30, 2011 and 2010 consisted of the following:

	June 30, 2011	June 30, 2010
	US$	US$
Loan from unrelated party Shaanxi Yuhang Company (a)
160 days from April 20, 2011 to September 30, 2011,
bearing no interest,	3,867,371	-
Loan from unrelated party Shaanxi Fengxi Company (b)
150 days term from April 20, 2011 to September 20, 2011, bearing no interest
	773,473	-

Total short-term loans	4,640,844	-

(a)
On April 20, 2011, the Company’s subsidiary Shaanxi Zhongbao entered into a short-term loan agreement with third-party Shaanxi Yuhang Real Estate Company to borrow RMB 25 million (equivalent to $3,867,371) for 160 days and to use this fund in start up the new real estate development project in Xi’an city of Shaanxi Province. The loan bears no interest. The Company agreed to let Yuhang Real Estate Company to jointly develop 30,000 square meters of residential property on this new project in the near future.

(b)
On April 20, 2011, the Company’s subsidiary Shaanxi Zhongbao entered into a short-term loan agreement with third-party Shaanxi Fengxi Real Estate Company to borrow RMB 5 million (equivalent to $773,473) for 150 days and to use this fund in start up the new real estate development project in Xi’an city of Shaanxi Province. The loan bears no interest. The Company agreed to let Fengxi Real Estate Company to jointly develop 20,000 square meters of residential property on this new project in the near future.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 10- DUE TO RELATED PARTY

During the normal course of business, the Company temporarily borrows money from its principal shareholders or officers to finance working capital needs. The amounts are usually unsecured, non-interest bearing and due on demand.

On March 1, 2011, the Company’s subsidiary, Shaanxi Zhongbao, borrowed RMB10, 200,000 (equivalent to $1,577,887) from the Company’s CEO and major shareholder, Mr. Xia Haoji, for a period of one year (from March 1, 2011 to March 1, 2012). The loan bears no interest and will be used to pay the costs to start up the new real estate development project in Xi’an.

On June 20, 2011, the Company’s subsidiary Chongqing Weitai borrowed RMB 57,120 (equivalent to $8,836) from the Company’s CEO and major shareholder Mr. Xia Haoji for one year (from June 20, 2011 to June 19, 2012). The loan bears no interest and will be used for working capital needs in Weitai’s daily operation.

As of June 30, 2011, total related party borrowings from Mr. Xia Haoji amounted to $1,586,723.

 NOTE 11- LONG-TERM BANK LOANS

Long-term bank loans as of June 30, 2011 and 2010 consisted of the following:
	June 30, 2011	June 30, 2010
	US$	US$
Loan from China Industrial and Commercial Bank (a)
Three year term from January 20, 2010 to January 14, 2013, with a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $18,300	3,774,554	7,261,890
Loan from China Industrial and Commercial Bank (b)
Three year term from February 28, 2010 to February 27, 2013, with a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $24,825	5,120,399	5,155,500
Loan from China Industrial and Commercial Bank (c)
Three year term from July 19 , 2010 to July 18 , 2013,with a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $12,315	2,540,089	-

Total long-term bank loans	11,435,042	12,417,390

(a)
Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged its real estate properties held for lease located at the Company’s headquarter Jinta Building in Chongqing, of 2,006 square meters as collateral for this loan. The Company repaid RMB 1.9 million (equivalent to $293,920) of this loan back to the Bank in January, 2011. The remaining principal of this loan will be repaid before maturity.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 11- LONG-TERM BANK LOANS (continued)

(b)
Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged its real estate properties held for lease of 10,689.8 square meters located at the Company’s headquarter Jinta Building in Chongqing, as collateral for this loan.  The Company repaid RMB 24.9 million (approximate to $3.85 million) of this loan back to the Bank between August 2010 and January 2011. The remaining principal of the loan will be repaid before maturity.

(c)
Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged real estate property held for lease of 1,895.6 square meters located at the Company’s headquarter Chongqing Jinta Building as collateral for this loan.  The Company repaid RMB 4.3 million (approximate to $662,094) of this loan back to the Bank between October 2010 and May 2011. The repayment of the remaining principal of this loan is due at maturity.

As of June, 2011, the Company’s long term bank loans are all denominated in RMB and are secured by the Company’s real estate properties held for lease as mentioned above. The interest rates of these bank loans are adjustable based on the range of 95% to 110% of the People’s Bank of China (PBOC) prime rate. The prime rate at June 30, 2011 and 2010 was 6.3% and 5.3% respectively.

Future minimum principal payments of long-term bank loans as of June 30, 2011 are as follows:

Year ending June 30,	Amount
US$
20122012	8,894,953
20132013	2,540,089

Total	11,435,042

NOTE 12 – ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES

The components of accounts payable, other payables and accrued expenses are as follows:

	June 30, 2011	June 30, 2010
	US$	US$
Current
Trade accounts payable	3,470,774	1,681,730
Salary, welfare and accrued expense	561,435	856,131
Taxes payable	6,102,721	2,753,105
Subtotal	10,134,930	5,290,966
Non-current
Accounts payable (a)	-	1,178,400
Other payables (b)	318,482	573,318
Subtotal	318,482	1,751,718

Total accounts payable, other payable and accrued expense	10,453,412	7,042,684

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 12 – ACCOUNTS PAYABLE, OTHER PAYABLES AND ACCRUED LIABILITIES (continued)

(a)
Non-current portion of accounts payable represents the Company’s obligation to repay certain housing units to the original residents who resided on the land on which the Company’s real estate properties are still under development and construction. The Company recorded the compensation payable when the project started. When the construction of residential apartments is completed and the housing units are delivered to the original residents who have signed the compensation agreement with the Company, the obligation will be satisfied.

(b)	Other payables represent contract deposits and bidding deposits that are to be refunded upon completion of the projects or satisfaction of claim-free warranty.

NOTE 13 – TAXES

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

(b)  Corporate income tax

United States

The parent Company Zhongbao International Inc (formerly Fitwayvitamins Inc.) was incorporated in the United States.  Due to the change in control resulting from the reverse acquisition in February 2011, it lost its net operating loss carry-forwards and had no taxable income as of June 30, 2011. Management doesn't expect to remit any of its net income back to the United States in the foreseeable future.

British Virgin Islands

China Dahua is a tax exempt company incorporated in the British Virgin Islands and conducts substantially all of its business through its subsidiaries and VIEs.

Hong Kong

HYG, the Company's wholly owned subsidiary incorporated in Hong Kong, is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising in Hong Kong. For the year ended June 30, 2011, HYG had no provision for income taxes, as it had no assessable profits during these periods.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 13 – TAXES (continued)

PRC

The Company’s PRC subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the years ended June 30, 2011 and 2010:

	June 30, 2011	June 30, 2010
	US$	US$
China Statutory income tax rate	25%	25.0%
Net operating loss carry-forward (1)	-	(0.64%)
Effective tax rate	25.00%	24.36%

Note: (1) Net operating loss carry-forward was used to offset taxable income in PRC.

Prior to 2010, the Company’s PRC subsidiaries suffered significant operating losses, which  can be carried forward and be available to reduce future years' taxable income. For the year ended June 30, 2011, the Company has recorded net income tax provision of $3,865,907 after applying deferred income tax benefit of $64,566. For the year ended June 30, 2010, the Company has recorded net income tax provisions $2,466,512 after fully applying net operating loss carry-forwards of $63,151.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward.

The components of deferred tax assets as of June 30, 2011 and 2010 consist of the following:

	June 30, 2011	June 30, 2010
	US$	US$
Deferred tax assets-beginning balance	-	63,077
Net operating loss of subsidiaries (2)	66,185	-
Deferred income tax expense provision	-	(63,150)
Effect of foreign exchange rate adjustment	-	73
Deferred tax assets, ending balance	66,185	-

Note (2): for the year ended June 30, 2011, the Company’s subsidiaries Shaanxi Zhongbao, Chongqing Difa, Chongqing Weitai and Chongqing Zhaoli incurred net operating losses totaling RMB 427,840 (or $66,185), which can be carried forward and be available to reduce future years' taxable income.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 13 – TAXES (continued)

As of June 30, 2011, the tax years ended December 31, 2005 through December 31, 2010 for the Company’s PRC entities remain open for statutory examination by PRC tax authorities.
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

For the years ended June 30, 2011 and 2010, the Company has made full payment for LAT with respect to properties sold through those dates in accordance with the requirements of the local tax authorities.

(d)Taxes payable consisted of the following:

	June 30, 2011	June 30, 2010
	US$	US$
City Construction Tax	38,847	29,465
Business tax payable	716,134	279,407
Income tax payable	5,323,503	2,413,685
Other tax payable	24,237	30,548
Total tax payable	6,102,721	2,753,105

NOTE 14- SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Segments Reporting”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company operates in two reportable segments: real estate property sales and real estate property held for lease. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

The measurement of segment income is determined as earnings before income taxes. Summary information by operating segment for the years ended June 30, 2011 and 2010 is as follows:

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 14- SEGMENT INFORMATION (continued)

	June 30, 2011	June 30, 2010
	US$	US$
Revenue
Net real estate sales	35,866,398	24,158,209
Real estate lease income	556,560	514,390
Total revenue	36,422,958	24,672,599
Cost of revenue
Cost of real estate sales	13,359,799	11,890,619
Cost of real estate lease	430,073	417,988
Total cost of revenue	13,789,872	12,308,607
Gross profit
Real estate sales	22,506,599	12,267,590
Real estate lease	126,487	96,402
Total Gross profit	22,633,086	12,363,992

Operating income:
Real estate sales	18,908,791	10,083,694
Real estate lease	70,658	36,026
Total operating income	18,979,449	10,119,720

NOTE 15- STATUTORY RESERVE

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

Pursuant to the Company’s articles of incorporation, the Company has appropriated 10% of its net profits as statutory surplus reserve for the year ended June 30, 2011 and 2010, respectively.  As of June 30, 2011 and 2010, the balance of statutory surplus reserve was $1,255,738 and $51,263, respectively.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 15- STATUTORY RESERVE (continued)

The discretionary surplus reserve may be used to acquire property and equipment or to increase working capital. The Company’s Board of Directors elected not to make an appropriation to this reserve for the years ended June 30, 2011 and 2010, respectively.

NOTE 16- NONCONTROLLING INTEREST

Non-controlling interest represents one minority shareholder’s 1% ownership interest in Shaanxi Zhongbao. As of June 30, 2011 and 2010, non-controlling interest consisted of the following:

	June 30,	June 30,
	2011	2010
Original paid-in capital	$76,789	$-
Retained Earnings	11,579	-
Accumulated other comprehensive income	(13,673)	-
Total non-controlling interest	$74,695	$-

NOTE 17- CONTINGENCIES

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

NOTE 18-CONCENTRATION OF RISKS

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

The Company sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue for the years ended June 30, 2011 and 2010, respectively.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JUNE 30, 2011 AND 2010

NOTE 18-CONCENTRATION OF RISKS (continued)

Substantially all of the Company’s project construction work was outsourced to third-party contractor Chongqing Ruina Real Estate Construction Company. For the years ended June 30, 2011 and 2010, Ruina conducted 82.9% and 77.9% respectively, of the total construction work on Jinshan Liyuan Phase I, Phase II and Phase III. The Company is exposed to risks that the performance of the subcontractor may not meet its standards or specifications. Negligence or poor work quality by subcontractors may result in defects in the buildings or residential units, which could in turn cause the Company to suffer financial losses, harm its reputation or expose it to third-party claims.