Form 10-Q
period 2011-09-30
Zhongbao International, Inc.
filed 2011-11-14
CIK 1481056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-54204

Zhongbao International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0938396
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 7 Minsheng Road, Yuzhong District,
Chongqing, People’s Republic of China
(Address of principal executive offices)

(Former name, former address and former fiscal year, if changed since last report)

+86 023-86118735
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of November 9, 2011, there were 28,520,490 shares of common stock, par value $.0001 per share, issued and outstanding.

PART I.

FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	June 30,
	2011	2011

ASSETS

Current assets:
Cash & cash equivalents	$1,094,228	$6,440,130
Restricted cash	1,450,411	1,505,446
Accounts receivable, net	309,016	751,653
Real estate property development completed	4,424,963	5,086,690
Real estate property under development	21,123,114	18,979,674
Other receivables	3,767	773
Prepaid expenses	409,844	404,766
Deferred tax asset	99,735	66,185
Total current assets	28,915,078	33,235,317

Property and equipment, net	4,991,442	5,019,093

Other non-current assets:
Other receivables	43,012	42,479
Deposits and prepayments for long-term assets	1,409,713	1,392,254
Real estate property under development	28,957,713	24,715,458
Real estate property held for lease, net	8,022,555	8,033,411
Total other non-current assets	38,432,993	34,183,602

Total Assets	$72,339,513	$72,438,012

LIABILITIES AND EQUITY

Current liabilities:
Short-term loans	$4,699,042	$4,640,844
Accounts payable	2,199,459	3,470,774
Customer deposits	9,983,838	9,907,175
Accrued expenses and other current liabilities	497,466	561,435
Taxes payable	6,174,975	6,102,721
Due to a related party	2,173,518	1,586,723
Total current liabilities	25,728,298	26,269,672

Non-current liabilities:
Other payables	165,842	318,482
Long-term bank loans	11,511,557	11,435,042
Total non-current liabilities	11,677,399	11,753,524

Total liabilities	37,405,697	38,023,196

Commitment and contingencies

Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized 28,520,490 shares issued and outstanding	2,852	2,852
Additional paid-in capital	19,730,569	19,730,569
Statutory surplus reserve	1,274,078	1,255,738
Retained earnings	10,925,393	10,856,711
Accumulated other comprehensive income	2,927,509	2,494,251
Total Zhongbao International Stockholder's Equity	34,860,401	34,340,121
Non-controlling interest	73,415	74,695
Total equity	34,933,816	34,414,816

Total Liabilities and Equity	$72,339,513	$72,438,012

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	For the three months ended September 30,
	2011	2010

Revenue:
Real estate sales, net of sales taxes of $167,666 and $316,769, respectively	$1,652,347	$4,446,549
Real estate lease income	92,465	125,179
Total revenue	1,744,812	4,571,728

Cost of sales
Cost of real estate sales	721,838	1,660,789
Cost of real estate lease	111,031	105,373
Total cost of sales	832,869	1,766,162

Gross profit	911,943	2,805,566

Operating expenses
Selling and distribution expenses	157,888	255,826
General and administrative expenses	564,789	618,425
Total operating expenses	722,677	874,251

Operating income	189,266	1,931,315

Other expenses
Interest expenses	74,947	114,622
Other expense	-	8,880
Total other expenses	74,947	123,502

Income before income taxes	114,319	1,807,813

Income tax provision (benefit)
- current	61,132	456,137
- deferred	(32,555)	-
Total income tax provision	28,577	456,137

Net income	85,742	1,351,676
Less: net loss attributable to non-controlling interest	(1,280)	-
Net income attributable to Zhongbao International Inc.	$87,022	$1,351,676

Net income	85,742	1,351,676
Foreign currency translation adjustment	433,258	363,872
Comprehensive income	519,000	1,715,548
Comprehensive income attributable to non-controlling interest	(4,333)	-
Comprehensive income attributable to Zhongbao International Inc.	$514,667	$1,715,548

Basic and diluted income per common share Basic and diluted	$0.003	$0.06

Weighted average common shares outstanding Basic and diluted	28,520,490	24,242,415

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

ZHONGBAO INTERNATIONAL INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$85,742	$1,351,676
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation of property and equipment	99,646	76,615
Depreciation of real esate property held for lease	111,031	105,373
Deferred tax benefit	(32,555)	-
Provision for doubtful accounts	23,494	-
Changes in assets and liabilities:
(Increase) decrease in -
Restricted Cash	73,540	(543,178)
Accounts receivable	426,277	162,063
Advance to vendors	-	3,885,286
Real estate property development completed	721,838	(556,697)
Real estate property under development	(5,808,165)	(11,588,303)
Other receivables and prepaid expense	(2,969)	(56,098)
Increase (decrease) in -
Accounts payable	(1,308,175)	860,209
Other payables	(116,612)	(765,463)
Customer deposits	(47,334)	2,823,441
Accrued expense and other current liabilities	(108,446)	(5,572)
Taxes payable	(4,253)	184,534
Net cash used in operating activities	(5,886,941)	(4,066,114)

Cash flows from investing activities
Purchase of property and equipment	(9,514)	(72,435)
Net cash used in investing activities	(9,514)	(72,435)

Cash flows from financing activities
Proceeds from related party loan	564,024	-
Repayment of long-term bank loans	(66,544)	-
Proceeds from long-term bank loans	-	2,322,030
Net cash provided by financing activities	497,480	2,322,030

Effect of exchange rate changes on cash and cash equivalents	53,073	63,400

Net decrease in cash and cash equivalents	(5,345,902)	(1,753,119)

Cash and cash equivalents, beginning of the period	6,440,130	5,248,059

Cash and cash equivalents, end of the period	$1,094,228	$3,494,940

Supplemental disclosures of cash flow information:
Interest paid	$174,515	$205,199
Income taxes paid	$11,362	$-

The accompanying footnotes are an integral part of these unaudited condensed consolidated financial statements

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The above mentioned merger transaction has been accounted for as a reverse merger since there was a change of control. Accordingly, Dahua is treated as the continuing entity for accounting purposes.

On February 24, 2011, the Company’s Board of Directors authorized a stock forward split of one-for-fourteen shares  of its common stock, par value of $0.0001 per share. The stock split was effective on March 24, 2011. The Company’s share and per share data have been retroactively restated as a result of the stock forward split in connection with this recapitalization.  As a result of the stock forward split, there were 28,520,490 shares of the Company’s common stock issued and outstanding as of June 30, 2011.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

On August 19, 2010, Chongqing Zhongbao invested RMB 20 million (approximate to $2.94 million) to form a 100% controlled subsidiary Chongqing Weitai Real Estate Management Company (“Weitai”) which will be engaged in real estate property development and related business.

In November 2010, Chongqing Zhongbao invested RMB 500,000 (approximate to $74,628) to form a 100% controlled subsidiary Chongqing Zhaoli Real Estate Consulting Co., Ltd (“Zhaoli”) which will be engaged in real estate property development, consulting and related business.

On December 29, 2010, a new subsidiary Shaanxi Zhongbao Real Estate Property Development Co., Ltd (“Shaanxi Zhongbao) was formed by Chongqing Zhongbao and minority shareholder Mr. Xiong Gang. Total registered capital of Shaanxi Zhongbao amounted to RMB 50 million (approximate to $7.7 million), among which Chongqing Zhongbao contributed 99% and minority shareholder Mr. Xiong Gang contributed remaining 1% of the total registered capital. As of April 27, 2011, the registered capital of Shaanxi Zhongbao has been fully paid to the local government.  Shaanxi Zhongbao is now engaged in real estate project development and has started a new real estate development project in Xi’an since May 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles of the United States (“US GAAP”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.  These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated June 30, 2011 financial statements and notes in the Form 10K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2011. Operating results for the three months ended September 30, 2011 may not be necessarily indicative of the results that may be expected for the full year.

The unaudited condensed consolidated financial statements of the Company reflect the principal activities of the following entities. All material intercompany transactions have been eliminated.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Name of the entity	Place of Incorporation	Ownership Percentage
Zhongbao International, Inc	Nevada	Parent
China Dahua Group International Holdings Property Ltd., (“Dahua”)	BVI	100%
Hao Yu Group Limited ("Haoyu")	Hong Kong, China	100%
Chongqing Difa Investment Management Limited Company (“Difa”)	Chongqing, China	100%
Chongqing Zhongbao Investment Group, Ltd ("Zhongbao")	Chongqing, China	VIE, 100%
Chongqing Weitai Real Estate Management Company (“Weitai”)	Chongqing, China	100%

Chongqing Zhaoli Real Estate Consulting Company (“Zhaoli”)	Chongqing, China	100%
Shaanxi Zhongbao Real Estate Development Company (“Shaanxi Zhongbao”)	Xi’an, China	99%

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	September 30, 2011	June 30, 2011	September 30, 2010

Period end exchange rate (RMB : US$)	6.3843	6.4643	6.6800
Average exchange rate for the period (RMB : US$)	6.4168	6.6264	6.7613

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into US dollars at the rates used in translation.

Cash and cash equivalents

Cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC.  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains bank accounts in the PRC, which are not covered by insurance.  In addition, the Company has two bank deposit book accounts opened under the Chief Executive Officer’s name but used exclusively for the Company’s business purposes for the years ended June 30, 2011 and 2010.  Effective September 23, 2011, the CEO and the Company, acting through an officer duly authorized by the board of directors, entered into trust agreements that formally recite the facts that there are at least two signatures required to withdraw funds from such accounts.  The CEO, as the Company's sole director ratified the trust agreements on behalf of the board of directors. In addition, on September 30, 2011, the Company closed these two bank deposit books opened under CEO’s name and transferred the funds into Company’s business bank accounts. Total cash and cash equivalents as of September 30, 2011 and June 30, 2011 amounted to $1,094,228 and $6,440,130, respectively.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Accounts receivable

Accounts receivable consist of balances due from customers for the sale of residential units in the PRC.  The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Accounts receivables are considered past due after twelve months. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customers. Accounts receivable are reviewed periodically as to whether their carrying value has become impaired. The Company considers the assets to be impaired if the collectability of the balances become doubtful. Accounts are written off after exhaustive efforts at collection.  Doubtful allowance amounted to $23,613 and $-0- as of September 30, 2011 and June 30, 2011, respectively.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company’s significant judgment and estimates related to interest capitalization include the determination of the appropriate borrowing rates for the calculation, and the point at which capitalization is started and discontinued.  Changes in the rates used or the timing of the capitalization period may affect the balance of property under development and the costs of sales recorded. The capitalized interest for the quarters ended September 30, 2011 and 2010 was $175,404 and $207,696, respectively.

As a result of the total interest costs capitalized during the period, the interest expense for the quarter ended September 30, 2011 and 2010 was as follows:

	September 30, 2011	September 30, 2010
	US$	US$

Interest on borrowings	250,351	322,318
Less: total interest costs capitalized	(175,404)	(207,696)

Interest expense, net	74,947	114,622

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

Comprehensive income

ASC 220, "Comprehensive Income" requires disclosure of all components of comprehensive income and loss on an annual and interim basis. Comprehensive income and loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income represents income from the changes in foreign currency exchange rates. The Company’s only components of comprehensive income for the three months ended September 30, 2011 and 2010 were net income and the foreign currency translation adjustment.

Advertising expenses

Advertising costs are expensed when incurred, or the first time the advertising takes place, in accordance with ASC 720-35 “Advertising Costs”.  For the three months ended September 30, 2011 and 2010, the Company recorded advertising expenses of $24,018 and $29,448, respectively.

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 3 – RESTRICTED CASH

Restricted cash represents cash set aside for a particular use or event and is subject to withdrawal restrictions.  The Company is required to maintain certain deposits, as restricted cash, with banks that provide mortgage loans to the Company’s customers (See Note 8). These deposits are guarantees for the mortgage loans and are normally equivalent to 5% of the mortgage proceeds paid to the Company. These deposits are not covered by insurance.  The Company has not experienced any losses on such accounts and management believes its restricted cash account is not exposed to any risks. As of September 30, 2011 and June 30, 2011, restricted cash amounted to $1,450,411 and $1,505,446, respectively.

NOTE 4– REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT

The following table summarizes the components of real estate property development completed as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
	US$	US$
Real Estate Property Development Completed
Jin Shan Li Yuan- Phase 1	572,160	565,074
Jin Shan Li Yuan- Phase 2	216,898	214,211
Jin Shan Li Yuan- Phase 3	3,635,905	4,307,405

Total real estate property development completed	4,424,963	5,086,690

The following table summarizes the components of real estate property under development as of September 30, 2011 and June 30, 2011, respectively:

	September 30, 2011	June 30, 2011
	US$	US$
Real Estate Property Under Development

Current
Jin Shan Li Yuan- Phase 3 and 4	21,123,114	18,979,674

Non-current
Shaanxi Zhongbao	28,957,713	24,715,458

Total real estate property under development	50,080,827	43,695,132

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 4– REAL ESTATE PROPERTY DEVELOPMENT COMPLETED AND UNDER DEVELOPMENT (continued)

As of September 30, 2011 and June 30, 2011, land use rights included in the real estate property under construction amounted to $687,030 and $678,521, respectively.

NOTE 5- REAL ESTATE PROPERTIES HELD FOR LEASE, NET

Real estate properties held for lease are recorded at cost less accumulated depreciation. The following table sets forth the balance of real estate properties held for lease as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
	US$	US$
Office and commercial spaces	7,343,552	7,252,603
Basement Parking	2,576,145	2,544,240
Total costs	9,919,697	9,796,843
Less: accumulated depreciation	(1,897,142)	(1,763,432)

Real estate properties held for lease, net	8,022,555	8,033,411

As of September 30, 2011 and June 30, 2011, real estate properties held for lease with an aggregate assessed fair value of US$ 61.8 million and US$61 million, respectively, were pledged as collateral for certain long-term bank loans (see Note 11).

As of June 30, 2011, minimum future rental income on non-cancellable leases, in aggregate and for each of the five succeeding fiscal years and thereafter, is as follows:

Year Ending June 30,	Amount
US$
2012	470,838
2013	551,617
2014	441,358
2015	401,241
2016	382,238
Thereafter	1,140,066
Total	3,387,358

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 6– PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
	US$	US$
Building	5,465,031	5,397,347
Equipment	102,606	82,245
Vehicles	467,191	468,052
Sub-total	6,034,829	5,950,644
Less: accumulated depreciation	(1,043,387)	(931,551)

Property, plant and equipment, net	4,991,442	5,019,093

NOTE 7– DEPOSITS AND PREPAYMENT FOR LONG-TERM ASSETS

The Company entered into several agreements to acquire land and buildings from relevant governmental agencies or outside parties in an effort to expand its business operations.  The Company was required to make deposits or pre-payment for the acquisition of the land and buildings.

The following table summarizes the deposits for long-term assets as of September 30, 2011 and June 30, 2011, respectively:

	September 30, 2011	June 30, 2011
	US$	US$
Deposit for land use lease (a)	1,409,713	1,392,254

(a)
On November 23, 2007, the Company entered into a purchase agreement with Chongqing Yongchuan Shangzhu governmental agency to acquire a parcel of land use lease of 531,020 square feet with total purchase price of RMB 20 million (approximate to $3.0 million). The Company paid the purchase price in two installments before March 2008. The Company was originally expected to obtain the Certificate of Land Use Right for this land deposit in February 2011 and plans to start a new real estate property development project on this land in June 2011. Due to the slow government approval procedure, the Company terminated the original agreement with Yongchuan Shuangzhu government agency in April 2011 and gave up the original development plan. The local government agency refunded RMB 11 million back to the Company in June 2011 and withheld remaining RMB 9 million (equivalent to $1,409,713) as security deposit in order for the Company to negotiate a nearby new piece of land in the near future.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 8– CUSTOMER DEPOSITS

Customer deposits consisted of amounts received from customers for the pre-sale of residential units in the PRC.  Customer deposits at September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
	US$	US$
Current
Advances from real estate properties under development- Jinshan Liyuan – phases 3 & 4	11,813,122	48,313,653
Less: revenue recognized as progress billings	(1,829,284)	(38,406,478)

Total customer deposits	9,983,838	9,907,175

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

NOTE 9- SHORT-TERM LOANS

Short-term loans as of September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
	US$	US$
Loan from an unrelated party Shaanxi Yuhang Company (a)
Originally 160 days term from April 20, 2011 to September 30, 2011, expiration date has been extended to April 30, 2012, bearing no interest	3,915,869	3,867,371

Loan from an unrelated party Shaanxi Fengxi Company (b)
Originally 180 days term from April 20, 2011 to October 20, 2011, expiration date has been extended to April 20, 2012, bearing no interest
	783,173	773,473

Total short-term loans	4,699,042	4,640,844

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 9- SHORT-TERM LOANS (continued)

(a)
On April 20, 2011, the Company’s subsidiary Shaanxi Zhongbao entered into a short-term loan agreement with a third-party Shaanxi Yuhang Real Estate Company to borrow RMB 25 million (equivalent to $3,915,869) for 160 days and to use this fund in start up the new real estate development project in Xi’an city of Shaanxi Province. The Company did not repay the loan when it expired on September 30, 2011, but entered into an agreement amendment on September 30, 2011 to extend the expiration date to April 30, 2012. The loan bears no interest. The Company agreed to let Yuhang Real Estate Company to jointly develop 30,000 square meters of residential property on this new project in the near future.

(b)
On April 20, 2011, the Company’s subsidiary Shaanxi Zhongbao entered into a short-term loan agreement with a third-party Shaanxi Fengxi Real Estate Company to borrow RMB 5 million (equivalent to $783,173) for 180 days and to use this fund in start up the new real estate development project in Xi’an city of Shaanxi Province. The Company subsequently entered into an agreement amendment on October 20, 2011 to extend the expiration date to April 20, 2012. The loan bears no interest. The Company agreed to let Fengxi Real Estate Company to jointly develop 20,000 square meters of residential property on this new project in the near future.

NOTE 10- DUE TO RELATED PARTY

During the normal course of business, the Company temporarily borrows money from its principal shareholders or officers to finance working capital needs. The amounts are usually unsecured, non-interest bearing and due on demand.

On March 1, 2011, the Company’s subsidiary Shaanxi Zhongbao borrowed RMB10, 200,000 from the Company’s CEO and major shareholder Mr. Xia Haoji for one year (from March 1, 2011 to March 1, 2012). In addition, on September 22, 2011, Shaanxi Zhongbao borrowed additional RMB 3,650,000 from Mr. Xia Haoji for six months (from September 22, 2011 to March 21, 2012).

These loans bear no interest and were used to start up the new real estate development project in Xi’an.  As of September 30, 2011, total borrowings from Mr. Xia Haoji used in Xi’an project amounted to RMB 13,850,000 (equivalent to $2,169,391).

On June 20, 2011, the Company’s subsidiary Weitai borrowed RMB 57,120 from the Company’s CEO and major shareholder Mr. Xia Haoji for one year (from June 20, 2011 to June 19, 2012). The loan bears no interest and was used as the working capital in Weitai’s daily operation. During the quarter ended September 30, 2011, Weitai repaid a portion of the loan back to Mr. Xia Haoji.

As of September 30, 2011, total related party borrowings from Mr. Xia Haoji amounted to $2,173,518.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 11- LONG-TERM BANK LOANS

Long-term bank loans as of September 30, 2011 and June 30, 2011 consisted of the following:

	September 30, 2011	June 30, 2011
	US$	US$
Loan from China Industrial and Commercial Bank (a)
Three year term from January 20, 2010 to January 14, 2013, with a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $18,822	3,821,888	3,774,554
Loan from China Industrial and Commercial Bank (b)
Three year term from February 28, 2010 to February 27, 2013, With a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $25,204	5,117,727	5,120,399
Loan from China Industrial and Commercial Bank (c)
Three year term from July 19 , 2010 to July 18, 2013, with a fixed interest rate of 0.495% per month
Requiring monthly interest payment of $12,667	2,571,942	2,540,089

Total long-term bank loans	11,511,557	11,435,042

(a)
Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged its real estate properties held for lease located at the Company’s headquarter Jinta Building in Chongqing, of 2,006 square meters as collateral for this loan. The Company repaid RMB 1.9 million (equivalent to $293,920) of this loan back to the Bank in January, 2011. The remaining principal of this loan is due at maturity.

(b)
Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged its real estate properties held for lease of 10,689.8 square meters located at the Company’s headquarter Jinta Building in Chongqing, as collateral for this loan.  The Company repaid RMB 24.9 million (approximate to $3.85 million) of this loan back to the Bank between August 2010 and January 2011, and repaid RMB 427,000 (approximately $66,883) during the quarter ended September 30, 2011. The remaining principal of the loan is due at maturity.

(c)
Pursuant to the loan contract with China Industrial and Commercial Bank, the Company pledged real estate property held for lease of 1,895.6 square meters located at the Company’s headquarter Jinta Building in Chongqing as collateral for this loan.  The Company repaid RMB 4.3 million (approximate to $662,094) of this loan back to the Bank between October 2010 and May 2011. The repayment of the remaining principal of this loan is due at maturity.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 11- LONG-TERM BANK LOANS (continued)

As of September 30, 2011, the Company’s long term bank loans are all denominated in RMB and are secured by the Company’s real estate properties held for lease as mentioned above. The interest rates of these bank loans are adjustable based on the range of 95% to 110% of the People’s Bank of China (PBOC) prime rate.

Future minimum principal payments of long-term bank loans as of September 30, 2011 are as follows:

As of September 30,	Amount
US$
2012	8,939,615
2013	2,571,942

Total	11,511,557

NOTE 12 –TAXES

(a)	Business sales tax

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

United States

The parent Company Zhongbao International, Inc (formerly Fitwayvitamins Inc.) was incorporated in the United States.  Due to the change in control resulting from the reverse acquisition in February 2011, it lost its net operating loss carry-forwards and had no taxable income as of September 30, 2011. Management does not expect to remit any of its net income back to the United States in the foreseeable future.

British Virgin Islands

China Dahua is a tax exempt company incorporated in the British Virgin Islands and conducts substantially all of its business through its subsidiaries and VIEs.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 12 – TAXES (continued)

Hong Kong

HYG, the Company's wholly owned subsidiary incorporated in Hong Kong, is subject to Hong Kong corporate income tax at a rate of 16.5% on the estimated assessable profits arising in Hong Kong. As of September 30, 2011, HYG had no provision for income taxes, as it had no assessable profits during these periods.

PRC

The Company’s PRC subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning the private-run enterprises, which are generally subject to income tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments.

The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended September 30, 2011 and 2010:

	September 30, 2011	September30, 2010
	US$	US$
China Statutory income tax rate	25.0%	25.0%
Current net operating loss	28.5%	-
Deferred net operating loss carry-forward (1)	(28.5%)	-
Effective tax rate	25.0%	25.0%

Note: (1) Net operating loss carry-forward can be used to offset future taxable income in PRC.

The Company’s PRC subsidiaries Shaanxi Zhongbao, Chongqing Weitai and Chongqing Zhaoli suffered operating losses, which can be carried forward and be available to reduce future years' taxable income. For the three months ended September 30, 2011, the Company has recorded net income tax provision of $28,577 after applied deferred income tax benefit of $32,555. For the three months ended September 30, 2010, the Company has recorded income tax provisions of $456,137.

Deferred income tax reflects the net effects of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward.

The components of deferred tax assets as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011
	US$	US$
Deferred tax assets-beginning balance	66,185	-
Net operating loss of subsidiaries (2)	32,555	64,566
Effect of foreign exchange rate adjustment	635	1,619
Deferred tax assets, ending balance	99,375	66,185

Note (2): for the three months ended September 30, 2011, the Company’s subsidiaries Shaanxi Zhongbao, Chongqing Difa, Chongqing Weitai and Chongqing Zhaoli incurred net operating losses totaling RMB 208,899 (or $32,555), which can be carried forward and be available to reduce future years' taxable income.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 12 – TAXES (continued)

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

For the three months ended September 30, 2011 and 2010, the Company has made full payment for LAT with respect to properties sold through those dates in accordance with the requirements of the local tax authorities.

(d)	Taxes payable consisted of the following:

	September 30, 2011	June 30, 2011
	US$	US$
City Construction Tax	36,925	38,847
Business tax payable	683,931	716,134
Income tax payable	5,440,285	5,323,503
Other tax payable	13,834	24,237
Total tax payable	6,174,975	6,102,721

NOTE 13 - SEGMENT INFORMATION

The Company follows the provisions of ASC 280, “Segment Reporting”, which establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

The Company operates in two reportable segments: real estate property sales and real estate property held for lease. As the Company primarily generates its revenues from customers in the PRC, no geographical segments are presented.

The measurement of segment income is determined as earnings before income taxes. Summary information by operating segment for the three months ended September 30, 2011 and 2010 is as follows:

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 13 - SEGMENT INFORMATION (continued)

	September 30, 2011	September 30, 2010
	US$	US$
Revenue
Net real estate sales	1,652,347	4,446,549
Real estate lease income	92,465	125,179
Total revenue	1,744,812	4,571,728
Cost of revenue
Cost of real estate sales	721,838	1,660,789
Cost of real estate lease	111,031	105,373
Total cost of revenue	832,869	1,766,162
Gross profit
Real estate sales	930,509	2,785,760
Real estate lease	(18,566)	19,806
Total Gross profit	911,943	2,805,566
Operating income:
Real estate sales	246,130	1,933,859
Real estate lease	(56,864)	(2,544)
Total operating income	189,266	1,931,315

NOTE 14 - STATUTORY RESERVE

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

Pursuant to the Company’s articles of incorporation, the Company has appropriated 10% of its net profits as statutory surplus reserve for the three months ended September 30, 2011 and 2010, respectively.  As of September 30, 2011 and June 30, 2011, the balance of statutory surplus reserve was $1,274,078 and $1,255,738, respectively.

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 14 - STATUTORY RESERVE (continued)

The discretionary surplus reserve may be used to acquire property and equipment or to increase working capital. The Company’s Board of Directors elected not to make an appropriation to this reserve for the three months ended September 30, 2011 and 2010, respectively.

NOTE 15 - NONCONTROLLING INTEREST

Non-controlling interest represents one minority shareholder’s 1% ownership interest in Shaanxi Zhongbao. As of September 30, 2011 and June 30, 2011, non-controlling interest consisted of the following:

	September 30,	June 30,
	2011	2011

Original paid-in capital	$76,789	$76,789
Retained Earnings	959	11,579
Accumulated other comprehensive income	(4,333)	(13,673)
Total non-controlling interest	$73,415	$74,695

NOTE 16 - COMMITMENT AND CONTINGENCIES

The Company started to develop a new real estate project in Xi’an city, Shaanxi province of China since May 2011 and expects to complete the project development within the next three years. This is an old-town redevelopment project which has required the Company to relocate and compensate existing residents in order to make the land clear and available for development. As of September 30, 2011, the Company has relocated total of 413 individual families and is liable to compensate these individual families with new residential apartments and commercial front-stores totaling 294,855 square meters within the next three years when the construction work of the project is completed.

Future minimum real estate property to be compensated back to individual families in connection with the above mentioned relocation is estimated as follows:

Year Ending June 30,	Amount
(square meters)
2012	-
2013	174,855
2014	120,000
Total	294,855

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

ZHONGBAO INTERNATIONAL, INC. AND SUBSIDIARIES
(FORMERLY FITWAYVITAMINS, INC.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010 (UNAUDITED)

NOTE 17 - CONCENTRATION OF RISKS

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

The Company sells to a wide range of customers. No single supplier or customer accounted for more than 10% of revenue for the three months ended September 30, 2011 and 2010, respectively.

Substantially all of the Company’s project construction work was outsourced to third-party contractors. For the three months ended September 30, 2011, two subcontractors Chongqing Fuling Real Estate Construction Company and Shanghai Hongguang Real Estate Construction Company conducted approximately 52.9% and 18.7% of the total construction work on Jinshan Liyuan Phase III and Phase IV, respectively. For the three months ended September 30, 2010, one subcontractor Chongqing Ruina Real Estate Construction Company conducted 98.3% of the total construction work on Jinshan Liyuan Phase II and Phase III. The Company is exposed to risks that the performance of the subcontractor may not meet its standards or specifications. Negligence or poor work quality by subcontractors may result in defects in the buildings or residential units, which could in turn cause the Company to suffer financial losses, harm its reputation or expose it to third-party claims.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITIONS.

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

Executive Summary

We are engaged in real estate development in Chongqing City, southwest of mainland China. We conduct substantially all of our business through Chongqing Zhongbao Investment (Group) Stock Co, Ltd and its subsidiaries, including Shaanxi Zhongbao Real Estate Property Development Co., Ltd., (“Shaanxi Zhongbao”), Chongqing Zhaoli Real Estate Consulting Co., Ltd. (“Zhaoli”), and Chongqing Weitai Real Estate Management Company (“Weitai”).  All of our businesses are conducted in mainland China. Since the initiation of our business in September 2001, we have kept focusing on expanding our business in certain Tier II cities in China which we strategically selected based on a set of criteria. Our selection criteria include population and urbanization growth rate, general economic condition and growth rate, income and purchasing power of resident consumers, anticipated demand for private residential properties, availability of future land supply and land prices and governmental urban planning and development policies. We utilize a standardized and scalable model that emphasizes rapid asset turnover, efficient capital management and strict cost control. We are rapidly growing within our industry in Chongqing, China. Our major competitors include Duo-Li Real Estate Development Co., Ltd. and Zhongqing Ju-Feng Real Estate Development Co., Ltd. To date, we have completed most of the construction  work of Phase I, Phase II  and Phase III of our Jinshan Liyuan project located in Nanchcuan City, Chongqing, which began in 2008. These properties have not been fully sold as of September 30, 2011. Also, we have started to construct Jinshan Liyuan Phase IV since July 2011.  The completion of the construction of the whole Jinshan Liyuan Project is expected before June 30, 2012. In addition, starting on May 2011, we have also  expanded our business into the city of Xi’an, Shaanxi Province to develop a new real estate property project and expect to benefit from rising residential housing demand as a result of increasing income levels of consumers and growing populations. We expect complete the construction for the Xi’an project in three years, with total construction area of 1 million square meters in five construction phases.

We intend to continue our expansion into additional selected Tier II cities and counties as suitable opportunities arise. We will expand to more selected target Tier II cities, including cities in Shaanxi Province and other counties in Chongqing which we are surveying for expansion in the near future. We will also expand into more selected areas of real estate businesses, such as real estate management, as part of our expansion plan.

Results of Operations for the three months ended September 30, 2011 and 2010

 The following table presents an overview of our results of operations for the three months ended September 30, 2011 and 2010.

	September 30,	September 30,	Increase
	2011	2010	(decrease)	Percentage
Total revenue	1,744,812	4,571,728	(2,826,916)	(61.8	) %
Total cost of sales	832,869	1,766,162	(933,293)	(52.8	) %
Gross profit	911,943	2,805,566	(1,893,623)	(67.5	) %
Operating expenses
Selling and distribution expenses	157,888	255,826	(113,855)	(44.5	) %
General and administrative expenses	564,789	618,425	(85,938)	(13.9	) %
Total operating expenses	722,677	874,251	(199,793)	(22.9	) %
Operating income	189,266	1,931,315	(1,742,049)	(90.2	) %
Total other expenses	71,947	123,502	(48,555)	(39.3	) %
Income before income taxes	114,319	1,807,813	(1,693,494)	(93.7	) %
Total income tax provisions	28,577	456,137	(427,560)	(93.7	) %
Net income	85,742	1,351,676	1,265,934	(93.7	) %

Revenues

We derived our revenues predominantly from sales of our residential real estate properties.  For the three months ended September 30, 2011 and 2010, revenues from sales of our residential real estate properties were $1,652,347 and $4,446,549, representing a decrease of $2,794,202 or 62.8%.  We recognize real estate sales revenue when all the criteria for revenue recognition have been met and the property has been delivered to buyers.  Our sales revenue was affected by the number of units sold and also affected by the market price increase or decrease.  For the three months ended September 30, 2011, we did not have any new construction work been completed and delivered to buyers, because Building #9 of Jinshan Liyuan Phase III has not been fully completed and Phase IV of Jinshan Liyuan was still under construction. The only available-for-sale real estate property was previously unsold property from Jinshan Liyuan Phase I, II and III. For the three months ended September 30, 2011, total 42 units from building #1 and #2 of Phase III were delivered to buyers at an average sales price of RMB 4,078 (approximate to $576) per square meter. For the same period of 2010, total 150 units of residential property were sold at an average selling price of RMB 2,433 (approximate to $336) per square meter. As a result, the number of units sold decreased 72%, and the selling price increased 67.5%.  In addition, in terms of total area sold, 9 total of 3,158 square meters were sold during the quarter ended September 30, 2011 as compared to 13,239 square meters sold for the quarter ended September 30, 2010, the total area sold decreased 10,081 square meters or 76.1% when comparing the three months ended September 30, 2011 to the prior comparative period. The decrease in our sales revenue was also affected by the recent overall depressed real estate industry in China during this period. In order to control the skyrocketing sales prices in China’s real estate market, the Chinese government implemented certain macro-economic control policies which led to real estate developers to face more difficulties in obtaining land use rights and bank loans. This governmental policy also negatively affected buyer’s confidence and consumption psychology. Some buyers are taking a wait-and-see attitude and delayed their purchasing decision. Such market condition impacted our sales revenue to certain degree. As a result of the above combined factors, real estate sales for the quarter ended September 30, 2011 decreased when comparing to the same period of 2010, primarily as a result of  the decrease in both units and total area sold.

Revenue from real estate sales are presented in the net amount, which means sales taxes are deducted from the gross amount to calculate net sales revenue. Sales tax is a one-time tariff which consists of a business tax at the rate of 5% on actual revenue. For the quarter ended September 30, 2011 and 2010, we reported sales tax in connection with the real estate sales in the amount of $167,666 and $316,769, respectively.

In addition to real estate property sales, we also constructed and held some commercial space and basement parking lots for leasing in order to generate rental income.  Real estate properties held for lease are recorded at cost less accumulated depreciation. We have entered into several leasing contracts with various outside parties and leased these commercial space or parking lots for rental income. Overall, rental income is immaterial to the Company’s total revenue.

The following table sets forth the breakdown of our revenue for the three months ended September 30, 2011 and 2010, respectively:

	2011		2010
	USD	%	USD	%
Real estate sales, net	1,652,347	94.7%	4,446,549	97.3%
Real estate lease income	92,465	5.3%	125,179	2.7%
Total revenue	1,744,812	100.0%	4,571,728	100.0%

Cost of Revenues

Cost of real estate sales:

The following table sets forth the breakdown of the costs of real estate sales for the three months ended September 30, 2011 and 2010, respectively:

	2011	2010
	US$	US$
Land use right costs	104,515	417,240
Direct construction cost	599,109	1,128,181
Auxiliary facility cost	13,721	40,610
Other costs	4,493	74,757
Total Cost of real estate sales	721,838	1,660,789

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

Land use right costs include the premium we paid to acquire land use rights for our property development sites, plus taxes. Our land use rights costs vary for different projects according to the size and location of the site and the minimum land premium set for the site, all of which are influenced by government policies, as well as prevailing market conditions. Our land use right costs for the three months ended September 30, 2011 was $104,515, representing a decrease of $312,725 or 74.9%, as compared to that of for the three months ended September 30, 2010.  This decrease was primarily due to the fact that more land use costs were allocated during the quarter ended September 30, 2010 when more area was sold. For the quarter ended September 30, 2010, total area sold from Jinshan Liyuan Phase II and III amounted to 13,239 square meters. Additional costs were allocated to landscaping, road construction, and other infrastructures in order to make the whole project more attractive to potential buyers. In the three months ended September 30,2011, total area sold only amounted to 3,158 square meters, less land-related costs were allocated to landscaping, road and other basic infrastructure.  Accordingly, land-related costs allocated in 2010 was higher than in 2011.

We outsource the construction of all of our projects to third party contractors, who are selected through a competitive tender process. Our construction contracts provide a fixed payment which covers substantially all labor, materials, equipment costs, subject to adjustments for some types of excess, such as design changes during construction or changes in government-suggested steel prices.  As a result, our construction costs consisted primarily of the payments to third-party contractors, which are paid over the construction period based on specified milestones.  Our direct construction costs for the three months ended September 30, 2011 was $599,109, representing a decrease of $529,072 or 46.9%, as compared to the three months ended September 30, 2010. The decrease in construction cost was affected by the decrease in units and area sold in 2011, as well as affected by inflation adjustment from year to year.

Cost of real estate sales decreased $938,951 or 56.5% when comparing the three months ended September 30, 2011 and 2010.  We allocate cost of real estate sales by using the specific identification method, which means the total square meters of the property been sold times the average unit costs, to determine the total cost of revenue.  Our unit construction costs were based on historical figures such as construction costs, land costs, and facility costs. These costs are accumulated in a cost pool and are allocated to the each building and each square meter under construction. The costs are then transferred to cost of revenue when the finished goods are sold to the buyers and when revenue can be recognized. If the unit cost is relatively stable, it is the total area sold which determines the total cost of revenue. For the three months ended September 30, 2011, the average unit cost included in the property sold was RMB 1,467 (approximately $229) per square meter, while for the same period of 2010, the average unit cost included  in the property sold was RMB 848 (equivalent to $125) per square meter. Unit cost increased 82.2% from 2010 to 2011. Therefore, when comparing the total cost of revenue for the year ended June 30, 2011 and 2010, because a total of 3,158 square meters were sold in 2011 at $229 per square meter, and 13,239 square meters were sold in prior comparative period at $125 per square meter, the decrease in total area sold led to a decrease in total cost of real estate sales, offset by increased unit cost included in inventory for the period indicated. On the other hand, revenue decreased by approximately 62.8%, while the cost of real estate sales decreased by 56.5% for the three months ended September 30, 2011 and 2010, the decrease was due to decreased units and area sold, as well as the impact of the increase in the overall market selling price from $336 per square meter in 2010 to $576 per square meter in 2011.

Cost of real estate lease:

Our cost of real estate lease consists primarily of maintenance, repairs and minor renewals.

The following table presents a breakdown of our cost of revenue of real estate business for the three months ended September 30, 2011 and 2010:

	September 30,		September 30,
	2011	%	2010	%
	(USD)		(USD)
Cost of real estate sales	721,838	86.7%	1,660,789	94.0%
Cost of real estate lease	111,031	13.3%	105,373	6.0%
Total	832,869	100.0%	1,766,162	100.0%

Gross Profit

The following table presents the gross profit of our businesses for the three months ended September 30, 2011 and 2010:

	September 30,		September 30,
	2011		2010
	Gross	Gross	Gross	Gross
	profit	margin	profit	margin
Project	USD	%	USD	%
Real estate property sales - Jinshan Liyuan	930,509	56.3%	2,785,760	62.6%
Rental property	(18,566)	(20.1%)	19,806	15.8%
Total gross profit	911,943	52.3%	2,805,566	61.4%

Total gross profit from our real estate business decreased by $1,893,623, or 67.5%, to $911,943 for the three months ended September 30, 2011, from $2,805,566 for the three months ended September 30, 2010. The decrease was primary due to decreased revenue from real estate sales as discussed above. The gross margin of our real estate business decreased from 61.4% for the three months ended September 30, 2010 to 52.3% for the three months ended September 30, 2011.  The decrease in gross margin was principally attributed to the increase in unit cost, decrease in sales revenue and offset by increased sale price per square meter as discussed above.

Selling and distribution expenses

Our selling and distribution expenses include: (1) advertising and promotion expenses, such as billboard and other physical advertising cost, and costs associated with our showrooms and model apartments; and (2) sales commissions paid to a third-party marketing firm, to whom we outsourced the sales and marketing of the real estate property developed.

Selling expense decreased 383.3% or $97,938 from the three months ended September 30, 2010 to the three months ended September 30, 2011. The decrease in selling expense for the three months ended September 30, 2011 was primarily affected by the decrease in sales commission paid to outsourced sales and marketing firm Xinshang Real Estate Company. We outsourced the sales and marketing activities to Chongqing Xinshang Real Estate Consulting Firm and paid sales commission based on 2.3% of the total sales collection amount from the consulting firm.  For the three months ended September 30, 2010, we paid sales commission of RMB 1.47 million (equivalent to $218,026) as sales commission to the consulting firm.  For the three months ended September 30, 2011, we only paid RMB 368,609 (or $57,444) sales commission to outside sales and marketing consulting firm due to decreased sales.  The decrease in sales commission expense was offset by increased office and other selling expense incurred on Xi’an new project. The net change in our selling expense reflected the above factors.

General and Administrative Expenses

For the three months ended September 30, 2011, our general and administrative expenses were $564,789, representing a decrease of $53,636 or 8.7%, as compared to the prior comparative period. The decrease was primarily a result of the following factors: (1) professional and consulting costs decreased $157,598 because we paid more consulting, auditing and legal fees during the quarter ended September 30, 2010 in order to prepare for going public in the U.S. We subsequently became a public listed company in February 2011; and (2) the decrease in consulting expenses was offset by increased general and administrative expenses incurred in our new subsidiary Shaanxi Zhongbao in order to start a new project in Xi’an. Total general and administrative expenses incurred to support the new project planning in Xi’an during the quarter ended September 30, 2011 amounted to $99,033, including salary, meals and entertainment, and travel expense.

We expect that our general and administrative expenses will increase as we expand our business and operations.  In addition, as a result of going public, we are subject to the rules and regulations of the United States securities laws regarding corporate governance and internal controls.  Therefore, we expect to incur more cost by hiring qualified professionals who are knowledgeable about U.S. accounting and capital markets.  Our general and administrative expense may also increase due to our need for more personnel as our business continues to grow.

Interest expense

Interest expense decreased $39,675 or 34.6% when comparing the three months ended September 30, 2011 to the prior comparative period. The decrease in our interest expense was due to our decreased bank loan balance from $14.9 million as of September 30, 2010 to $11.5 million as of September 30, 2011. As the balance of outstanding bank loans decreased, we reported less interest expense accordingly. In addition, for the three months ended September 30, 2011, most of our interest expense incurred has been capitalized as construction cost because the purpose of the borrowing was to use the loan proceeds for the construction of our real estate project. This was a little bit different than in the prior comparative period in 2010, in which a portion of our bank loan was used as working capital and accordingly interest expense incurred on such bank loan was recorded as interest expense.  As a result of these factors, interest expense for the three months ended September 30, 2010 was higher than in 2011.

Income tax expenses

Income tax expense decreased $427,560 or 93.7% when comparing the three months ended September 30, 2011 to the three months ended September 30, 2010. The change is primarily due to decreased sales revenue and taxable income for the period as discussed above.

We are subject to a 25% corporate income tax rate in PRC. For the three months ended September 30, 2011, our subsidiaries Shaanxi Zhongbao, Chongqing Weitai, Chongqing Zhaoli and Chongqing Difa suffered operating losses.   For Chinese income tax purposes, these operating losses can be carried forward and are available to reduce future years' taxable income. For the three months ended September 30, 2011, we recorded net income tax provision of $28,577 after applying a deferred income tax benefit of $32,555. For the three months ended September 30, 2010, we recorded net income tax provisions of $456,137 due to the higher amount of taxable income.

Deferred income tax reflects the net effect of temporary difference between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes, and operating loss carry-forward.

Deferred tax assets as of September 30, 2011 and June 30, 2011 consist of the following:

	September 30, 2011	June 30, 2011
	US$	US$
Deferred tax assets-beginning balance	66,185	-
Net operating loss of subsidiaries (Note)	32,555	64,566
Effect of foreign exchange rate adjustment	635	1,619
Deferred tax assets, ending balance	99,375	66,185

Note: for the three months ended September 30, 2011, the Company’s subsidiaries Shaanxi Zhongbao, Chongqing Difa, Chongqing Weitai and Chongqing Zhaoli incurred net operating losses totaling RMB 208,899 (or $32,555), which can be carried forward and are available to reduce future years' taxable income.

Net Income

As a result of the above-mentioned factors, we reported net income of $85,742 for the three months ended September 30 2011, as compared to net income of $1,351,676 for the three months ended September 30 2010. Net income decreased by $1.26 million or 93.7% from year to year. The decrease in net income was primarily attributable to the decrease in sales revenue as discussed above.

Liquidity and Capital Resources

Our principal sources of financing are our cash generated by investing activities, and borrowings from banks, third-parties and related parties.

For the three months ended September 30, 2011, net cash used in operating activities amounted to $5,886,941, and for the same period of 2010, net cash used in operating activities was $4,066,114.  Net cash used in investing activities amounted to $9,514 and $72,435 for the three months ended September 30, 2011 and 2010, respectively. Net cash provided by financing activities amounted to $497,480 and $2,322,030 for the three months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and June 30, 2011, our reported cash and cash equivalents of $1,094,228 and $6,440,130, respectively. Our cash includes cash on hand and demand deposits in accounts maintained with state-owned and private banks within the PRC.  We consider all highly liquid instruments with original maturities of three months or less to be cash equivalents. We maintain bank accounts in the PRC, which are not covered by insurance.  In addition, we have  two bank deposit books that were opened under an officer’s name but were used exclusively for Company’s business purposes  for the years ended June 30, 2011 and 2010. Effective September 23, 2011, the CEO and the Company, acting through an officer duly authorized by the board of directors, entered into trust agreements that formally recite the facts that there are at least two signatures required to withdraw funds from such accounts.  The CEO, as the Company's sole director, ratified the trust agreements on behalf of the board of directors. Subsequently, on September 30, 2011, the Company closed these two bank deposit books that had been opened under CEO’s name and transferred the funds into Company’s business bank accounts.

We have maintained good relationships with various local banks which will provide additional capital when we need it. We believe that our cash and cash equivalents, our operating cash flows and our available borrowing sources from banks will be sufficient to finance our working capital needs in the future.

The following table presents selected cash flow data from our cash flow statements for the three months ended September 30, 2011 and 2010, respectively.

	2011	2010

Net cash used in operating activities	$(5,886,941)	$(4,066,114)
Net cash used in investing activities	(9,514)	(72,435)
Net cash provided by financing activities	497,480	2,322,030
Effect of exchange rate changes on cash and cash equivalents	53,073	63,400
Net decrease in cash and cash equivalents	(5,345,902)	(1,753,119)
Cash and cash equivalents, beginning of the period	6,440,130	5,248,059
Cash and cash equivalents, end of the period	$1,094,228	$3,494,940

Operating Activities

Net cash used in operating activities for the three months ended September 30, 2011 was $5,886,941, including net income of $85,742. Net cash used in operating activities was affected by changes in assets and liabilities such as an increase in real estate property under development of $5,808,165 primarily because we incurred additional land acquisition related cost of RMB 22.8 million (approximately $3.5 million) in our new real estate development project in Xi’an city of Shaanxi Province. In order to start this new project, we were required to relocate existing residents off the land and make the land available for development. We recorded such compensation cost as long-term construction cost. In addition, we incurred RMB 12.1 million construction cost (approximately $2 million) in Jinshan Liyuan Phase IV to construct the remaining two buildings, which are expected to be completed before June 2012.

Net cash used in operating activities for the three months ended September 30, 2010 was $4,066,114, which was primarily due to a decrease of: (i) real estate property under development of $11,588,303 and (ii) other payables of $765,463, offset by an increase of  advance to vendors of $3,885,286 and $2,823,441 from customer deposits.

Investing Activities

 Net cash used in investing activities was $9,514 and $72,435 for the three months ended September 30, 2011 and 2010, respectively, primarily including the purchase of property and equipment  for the period indicated.

Financing Activities

Net cash provided by financing activities was $497,480 for the three months ended September 30, 2011, which primarily included $564,024 in proceeds from related party loans, offset by repayment of bank loans of $66,544.  In order to start our new project in Xi’an city, we borrowed RMB 3.65 million (approximately $571,717) from our CEO Mr. Xia Haoji during the quarter ended September 30, 2011.

Net cash provided by financing activities was $2,322,030 for the three months ended September 30, 2010, which were proceeds from long-term bank borrowings.

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

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2011, of the design and operation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Such conclusion is is based on deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by the Company's Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011 and communicated to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors can result in ineffective oversight in the establishment of required internal controls and procedures and deterioration of its financial statements.

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

Changes in Internal Controls over Financial Reporting

During the period covered by this quarterly report on Form 10-Q, other than as described above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	English Translation of Real Estate Loan Agreement, dated January 25, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China.
10.2	English Translation of Real Estate Loan Agreement, dated February 5, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China.
10.3
English Translation of Loan Agreement, dated April 20, 2011, between Shaanxi Zhongbao Real Estate Property Development Co., Ltd. and Shaanxi Fengxi Construction Co., Ltd, as renewed on October 21, 2011.

10.4
English Translation of Loan Agreement, dated April 20, 2011, between Shaanxi Zhongbao Real Estate Property Development Co., Ltd. and Shaanxi Hangyu Real Estate Development Co., Ltd, as renewed on September 30, 2011.

10.5	English Translation of Loan Agreement, dated September 22, 2011, between Shaanxi Zhongbao Real Estate Property Development Co., Ltd. and Haoji Xia.
31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1
Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101	Interactive Data Files **

* Filed herewith
** To be filed by amendment

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhongbao International, Inc.

	By:	/s/ Haoji Xia
Name: Haoji Xia
November 14, 2011		Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)