Form 10-Q/A
period 2011-09-30
Zhongbao International, Inc.
filed 2011-12-13
CIK 1481056

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-54204

Zhongbao International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-0938396
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Explanatory Note

The sole purpose of this Amendment No. 1 to Zhongbao International, Inc.’s Quarterly Report on Form 10-Q (the “Form 10-Q”) for the quarterly period ended September 30, 2011, as filed with the Securities and Exchange Commission on November 14, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

ITEM 6.     EXHIBITS

Exhibit No.	Description
10.1	English Translation of Real Estate Loan Agreement, dated January 25, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China. (1)
10.2	English Translation of Real Estate Loan Agreement, dated February 5, 2010, between Chongqing Zhongbao Investment Group Co., Ltd. and Industrial and Commercial Bank of China. (1)
10.3
English Translation of Loan Agreement, dated April 20, 2011, between Shaanxi Zhongbao Real Estate Property Development Co., Ltd. and Shaanxi Fengxi Construction Co., Ltd, as renewed on October 21, 2011. (1)

10.4
English Translation of Loan Agreement, dated April 20, 2011, between Shaanxi Zhongbao Real Estate Property Development Co., Ltd. and Shaanxi Hangyu Real Estate Development Co., Ltd, as renewed on September 30, 2011. (1)

10.5	English Translation of Loan Agreement, dated September 22, 2011, between Shaanxi Zhongbao Real Estate Property Development Co., Ltd. and Haoji Xia. (1)
31.1	Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)
32.1
Certification of the Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

101
The following financial statements from Zhongbao International, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Stockholders’ Equity and Comprehensive Income (unaudited); (iv) the Consolidated Statements of Cash Flows (unaudited); and, (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. *

(1)	Filed as an exhibit to the Company’s original Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2011, and incorporated herein by reference.

*
Filed herewith. Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zhongbao International, Inc.
By: /s/ Haoji Xia
Name: Haoji Xia
December 13, 2011	Title: Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer, Principal Financial Officer)